Form 10-Q
period 1996-03-31
MAHONING NATIONAL BANCORP INC
filed 1996-05-06
CIK 882859

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                 ______________________________________________

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1996

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the transition period from


                             __________to__________


                    ________________________________________

                         Commission file number 0-20255

                I.R.S. Employer Identification Number 34-1692031

                        Mahoning National Bancorp, Inc.

                             (an Ohio Corporation)
                                23 Federal Plaza
                          Youngstown, Ohio  44501-0479
                           Telephone:  (330) 742-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                             -------  -------

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of April 30, 1996.

                        MAHONING NATIONAL BANCORP, INC.
                                     INDEX




                                                                            Page Number
                                                                            -----------
PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
          Consolidated Balance Sheet (unaudited) -
          March 31, 1996 and
          December 31, 1995                                                     3

          Consolidated Statements of Income-
          Three Months Ended March 31, 1996
          and 1995 (unaudited)                                                  4

          Consolidated Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995
          (unaudited)                                                           5

          Notes to Consolidated Financial Statements                          6-7

         Item 2 - Management Discussion and Analysis
          of Operations and Liquidity and Capital Resources                  8-16

         Item 3 - Summary of Average Balances and Interest Rates               17

PART II - OTHER INFORMATION                                                 18-19

         Exhibit Number 27 - Financial Data Schedule                           20

SIGNATURES                                                                     21

                                     PART I
                             FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

(Amounts in thousands)
                                                                MARCH 31,       DECEMBER 31,
                                                                  1996              1995
                                                             -------------     -------------
ASSETS
Cash and due from banks                                            $27,447           $30,731
Federal funds sold                                                       -             2,800
Investment securities available for sale - at market value         132,132           128,397
Investment securities held to maturity - at cost
  (Market value $95,143 at March 31, 1996
   and $82,255 at December 31, 1995)                                95,255            81,690
Loans                                                              471,538           462,435
  Less allowance for possible loan losses                            7,271             7,156
                                                             -------------     -------------
        Net loans                                                  464,267           455,279
Bank premises and equipment                                          9,417             9,502
Other assets                                                        13,098            11,736
                                                             -------------     -------------
        Total assets                                              $741,616          $720,135
                                                             =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                           $64,248           $73,432
    Interest bearing
      Savings                                                      293,296           292,494
      Time                                                         210,229           208,882
                                                             -------------     -------------
        Total deposits                                             567,773           574,808
  Federal funds purchased and securities
    sold under agreement to repurchase                              86,633            65,042
  Short term borrowings                                              6,245             5,424
  Long term borrowings                                               4,721             1,302
  Other liabilities                                                  5,539             3,918
                                                             -------------     -------------
        Total liabilities                                          670,911           650,494
                                                             -------------     -------------

STOCKHOLDERS' EQUITY (NOTE B)
  Common stock (No par value, $1 stated value in 1996,
    $10 par value in 1995)
    Authorized 15,000,000 shares in 1996 and
    7,000,000 shares in 1995, Issued and
    Outstanding-6,300,000 shares in 1996 and
    3,150,000 shares in 1995                                         6,300            31,500
  Surplus                                                           44,100            15,750
  Retained earnings                                                 20,518            21,725
  Unrealized (loss) gain on available for sale
    investment portfolio                                              (213)              666
                                                             -------------     -------------
        Total stockholders' equity                                  70,705            69,641
                                                             -------------     -------------
        Total liabilities and
          stockholders' equity                                    $741,616          $720,135
                                                             =============     =============



See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC
                       CONSOLIDATED STATEMENTS OF INCOME


                                                       FOR THE THREE    FOR THE THREE
                                                       MONTHS ENDED      MONTHS ENDED
(Amounts in thousands, except per share data)         MARCH 31, 1996    MARCH 31, 1995
                                                     ---------------   ---------------
                                                        (UNAUDITED)       (UNAUDITED)
INTEREST INCOME
  Interest and fees on loans                               $10,451            $9,365
  Interest on investment securities
    U.S. treasury                                            1,403             1,787
    U.S. government agencies                                 1,580             1,384
    States and political subdivisions                          187               171
    Other                                                       55                49
  Interest on federal funds sold                               100                 9
                                                     --------------    --------------
                                                            13,776            12,765
INTEREST EXPENSE
  Interest on deposits                                       4,616             3,948
  Interest on federal funds purchased and
    securities sold under agreement to repurchase              942             1,046
  Interest on short term borrowings                             76                94
  Interest on long term borrowings                              42                92
                                                     --------------    --------------
                                                             5,676             5,180
                                                     --------------    --------------
         Net interest income                                 8,100             7,585
PROVISION FOR LOAN LOSSES                                      525               450
                                                     --------------    --------------
         Net interest income after
           provision for loan losses                         7,575             7,135

OTHER OPERATING REVENUE
  Trust department income                                      602               552
  Service charges on deposit accounts                          824               666
  Other service charges                                        157               145
  Other revenue                                                 80                51
  Gain on sale of investment securities
    available for sale                                           -                44
                                                     --------------    --------------
                                                             1,663             1,458
                                                     --------------    --------------
                                                             9,238             8,593

OTHER OPERATING EXPENSE
  Salaries and employee benefits                             2,656             2,580
  Expenses of premises and fixed assets                        809               797
  Other expense                                              1,638             1,730
                                                     --------------    --------------
                                                             5,103             5,107
                                                     --------------    --------------
         Income before income taxes                          4,135             3,486
APPLICABLE INCOME TAXES                                      1,343             1,159
                                                     --------------    --------------
         NET INCOME                                         $2,792            $2,327
                                                     ==============    ==============

EARNINGS PER COMMON SHARE                                    $0.44             $0.37

DIVIDENDS PER SHARE                                          0.135             $0.11

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS     THREE MONTHS
(Amounts in thousands)                                                                     ENDED            ENDED
                                                                                       MARCH 31, 1996   MARCH 31, 1995
                                                                                       -------------------------------
Cash flows from operating activities                                                       $4,621           $4,612

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale                      1,003              135
  Proceeds from maturities of investment securities held to maturity                        8,425           16,226
  Sale of investment securities available for sale                                              -            4,933
  Purchase of investment securities available for sale                                     (6,257)          (1,048)
  Purchase of investment securities held to maturity                                      (21,864)          (1,047)
  Net increase in loans                                                                    (9,776)         (20,164)
  Net decrease in federal funds sold                                                        2,800              900
  Capital expenditures                                                                       (182)            (741)
                                                                                       -----------      -----------
        Net cash (used in) provided by investing activities                               (25,851)            (806)

Cash flows from financing activities
  Net (decrease) increase in deposits                                                      (7,035)          (7,855)
  Net increase in federal funds purchased and
    securities sold under agreement to repurchase                                          21,592            2,677
  Net increase in short term borrowings                                                       822           (1,218)
  Proceeds from long term borrowings                                                        3,500                -
  Payments on long term borrowings                                                            (82)             (14)
  Dividends paid                                                                             (851)            (693)
                                                                                       -----------      -----------
        Net cash provided by (used in) financing activities                                17,946           (7,103)

        Net decrease in cash and cash equivalents                                          (3,284)          (3,297)
Cash and cash equivalents at beginning of year                                             30,731           31,872
                                                                                       -----------      -----------
Cash and cash equivalents at end of quarter                                               $27,447          $28,575
                                                                                       ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                               $5,564           $5,253
                                                                                       ===========      ===========
    Income Taxes                                                                               $-               $-
                                                                                       ===========      ===========
  Non-cash transactions:
    Transfer from loans to other real estate owned                                            $17              $48
                                                                                       ===========      ===========

    Increase (decrease) in unrealized loss on available for sale securities                $1,352          ($2,023)
    Less: Increase (decrease) in deferred taxes                                               473             (682)
                                                                                       -----------      -----------
    Net increase (decrease) in unrealized loss on investment portfolio                       $879          ($1,341)
                                                                                       ===========      ===========


                        MAHONING NATIONAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

         The financial information presented is prepared in accordance with generally accepted accounting principles and general policies within the financial service industry. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. All significant intercompany balances and transactions have been eliminated and the information furnished includes all adjustments consisting of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The results of the interim financial information presented are not necessarily indicative of the results of operations for the full calendar year ending December 31, 1996.

NOTE B - CAPITAL ACCOUNTS

         On April 15, 1996, the Board of Directors of Mahoning National Bancorp, Inc. approved a 2 for 1 stock split in the form of a 100% stock dividend payable on May 15, 1996, to shareholders of record on April 30, 1996, issuable from the Company's authorized shares.

         The March 31, 1996, financial statements and all share and per share data contained in this report have been retroactively adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

         On March 19, 1996, at the Annual Shareholders Meeting of Mahoning National Bancorp, Inc., the shareholders approved increasing the authorized common shares of the Corporation from 7,000,000 shares to 15,000,000 shares, and to eliminate "par value" from its authorized common shares. By increasing the authorized shares of the Corporation, Management and the Board of Directors will have greater flexibility in paying future share dividends, negotiating further expansion opportunities and issuing shares for other proper corporate purposes. The elimination of "par value" from the authorized shares of the Corporation will provide the Corporation with more flexibility in structuring its equity accounts and in paying future stock dividends.

NOTE C -         STATEMENT OF FINANCIAL STANDARDS NO. 122
                 ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, AN
                 AMENDMENT OF FASB STATEMENT NO. 65

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122) "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This new standard requires that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired. In circumstances where mortgage loans are originated, separate asset rights to service mortgage loans are only recorded when the enterprise intends to sell such loans. The adoption of this new statement did not have a material impact on the Company's consolidated financial position or results of operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         On April 15, 1996, the Board of Directors of Mahoning National Bancorp, Inc. approved a 2 for 1 stock split in the form of a 100% stock dividend payable on May 15, 1996 to shareholders of record on April 30, 1996, issuable from the Company's authorized shares.

         The March 31, 1996 financial statements and all share and per share data contained in this report have been retroactively adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

Earnings Review

         Net income for the first three months of 1996 amounted to $2.792 million or $0.44 per share. This represents an increase of 20% over net income earned during the same period in 1995 ($2.327 million or $0.37 per share).

         The primary component of earnings is net interest income. Net interest income for the first three months of 1996 was $8.100 million compared with $7.585 million or a 7% increase from the comparable period in 1995.

         Interest and fees on loans increased $1.086 million in the first quarter of 1996 compared to the first quarter of 1995. This increase was the result of a $31.896 million increase in average loan balances for the first quarter of 1996 compared to 1995; $469.994 million compared to $438.098. In addition the yield of the loan portfolio for the first quarter of 1996 was 8.98% compared to 8.76% for the same period of 1995, a 22 basis point increase. Interest expense increased $496 thousand for the first quarter of 1996 compared to the same period in 1995. This increase in interest expense can be attributed to time deposit growth as consumers shifted funds from savings products into the higher yielding time deposits. The average balances of time deposits for the first quarter of 1996, increased $27.099 million over the average balances for the same period in 1995. The cost of these funds also increased significantly, from 4.85% for the first quarter of 1995 to 5.52% for the first quarter of 1996, a 67 basis point increase. While time deposit costs for 1996 will be higher than 1995 costs, they should decline throughout the year as maturing certificates reprice at lower rates.

         For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 17.

         In January of 1996 the Federal Reserve Bank reduced the discount rate and Mahoning National lowered its prime lending rate by 25 basis points. With this reduction a significant portion of the Company's loan portfolio was repriced downward immediately, while rates on interest bearing deposits and borrowings continued to decline more deliberately, with existing certificates of deposit repricing at lower rates than previously experienced. While these developments are expected to increase pressures on the Company's net interest margin for the remainder of 1996 it is projected that volume increases in the loan portfolio and deposit pricing strategies will help mitigate those pressures.

         Other operating revenue of $1.663 million, exclusive of security transactions, increased $249 thousand or 18% over the first three months of 1995 total of $1.414 million.

         The largest component of other operating revenue in the first quarter of 1996 was service charges on deposit accounts which increased $158 thousand or 24% over the first quarter of 1995. Mahoning National annually reviews all of its fee-based products and services for marketability and profitability. A 2% growth in the number of checking accounts since March of 1995, accompanied by adjustments to fees for the Company's products and services and the strengthening of controls for the collections of such fees are the reasons for the significant increase.

         Mahoning National Bank's Trust Department generated $602 thousand in other revenue in the first three months of 1996, an increase of $50 thousand or 9% over the $552 thousand earned in the same period of 1995. This increase can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year.

         In March of 1995 the Company realized a $44 thousand gain when $4.933 million of U.S. Government Securities were sold from the available for sale portfolio. There were no security sales in the first three months of 1996.

         Provision for loan losses for the first quarter of 1996 amounted to $525 thousand compared to $450 thousand for the comparable period in 1995. This increase is discussed in more detail under the Provision for Loan Loss heading later in this discussion.

         Other operating expense for the first quarter decreased $4 thousand or less than 1% from the comparable period in 1995, $5.103 million from $5.107 million. As a percentage of average assets, other operating expense was 2.79% for the first quarter of 1996 compared to 2.93% in the same period of 1995.

         In September 1995 the Federal Deposit Insurance Corporation (FDIC) determined that the Bank Insurance Fund (BIF) was fully recapitalized as of the end of May 1995. As a result, the FDIC reduced Mahoning National's deposit insurance premium from $.23 per $100 of deposits to $.04 per $100 of deposits for the period June 1, 1995 thru December 31, 1995. Beginning January 1, 1993, a risk weighted insurance premium schedule was implemented by the FDIC, which bases assessment rates on capital levels and bank regulator's ratings of the institution as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). For the first six months of 1996 the Company will not be assessed a deposit insurance premium, which will result in a savings of approximately $500 thousand over the same period in 1995. The premium for the second six months of 1996 is unknown at this time. Through the first three months of 1996, Mahoning National's FDIC Insurance totaled $1 thousand compared to $308 thousand for the same time period in 1995.

         Salaries and employee benefits expense for the first three months of 1996 increased $76 thousand or 3% from the same period in 1995. Salary expense increased $95 thousand or 5% for the first three months of 1996 when compared to the same period in 1995. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1996 and increases in various employee incentive programs. Health care expenses for the first three months of 1996 were $168 thousand compared to $169 thousand for the same period in 1995, a decrease of $1 thousand or 1%. It is unknown at this time what the Company's health care renewal rates will be for the plan year beginning July 1, 1996.

         Expenses of premises and fixed assets for the first quarter of 1996 totaled $809 thousand, a 2% increase ($12 thousand) from the first quarter of 1995 total of $797 thousand.

         Net occupancy expense, which represents various facility management expenses decreased $27 thousand in the first three months of 1996 to $385 thousand from $412 thousand in the same period in 1995. This decrease was the result of increased rental income from Main Office tenants.

         Equipment rental, depreciation and maintenance of $424 thousand increased $39 thousand from the first three months of 1995 as a result of increased depreciation expense on equipment, furniture and fixtures purchased in the second half of 1995. Other expenses, exclusive of the FDIC insurance assessment, increased $215 thousand in the first quarter of 1996, to $1.637 million from $1.422 million for the same period of 1995, a 15% increase. This increase is the result of additional software amortization on software purchased late in the second quarter of 1995, state franchise tax increases, increased business activity and the rising costs associated with doing business. Overhead expenses, exclusive of FDIC insurance assessments, for 1996 are expected to exceed 1995 expenses by approximately 15% throughout 1996.

         The following annualized ratios reflect the earnings performance for the first three months of 1996 compared to the same time period of 1995:

                                          For the three    For the three
                                          months ended     months ended
                                          March 31, 1996   March 31, 1995
                                          --------------   --------------
Return on Average Assets                      1.52%              1.34%
Return on Average Equity                     15.73              15.25
Return on Earnings Assets
- - -Taxable Equivalent                           8.07               7.88
Interest Cost                                 3.28               3.15
Net Interest Margin                           4.79               4.73

Income Taxes

         Income tax expense for the first three months of 1996 amounted to $1.343 million compared to $1.159 million for the same period in 1995. Income tax expense for 1996 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 31.6% for all of 1995.

         The Statement of Condition includes approximately $2.780 million and $2.288 million of net deferred tax assets at March 31, 1996 and December 31, 1995 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

Balance Sheet Analysis

         As of March 31, 1996, total assets of Mahoning National amounted to $741.616 million, an increase from December 31, 1995 total assets of $720.135 million. Average assets for the first quarter of 1996 amounted to $734.551 million compared to $706.909 million for the same quarter of 1995, a 4% increase. Through the first three months of 1996 total deposits have decreased by $7.035 million while securities sold under agreement to repurchase and federal funds purchased have increased by $21.591 million.

Investment Portfolio

         The deposits of Mahoning National, in excess of required reserves and operating funds of the Bank are invested in loans, investments and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings, safety and legality of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and to offer a favorable return to the stockholders.

         At March 31, 1996 the investment portfolio totaled $227.387 million (net of a $328 thousand unrealized loss on available for sale securities) which was an increase of $17.300 million from December 31, 1995.

         At March 31, 1996 the Company has classified investment securities with amortized cost and fair market value of $132.460 and $132.132 million respectively, or 58% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Included in the available for sale portfolio is a multi-step-up callable bond with a book value of $5.000 million and a market value of $4.997 million. This bond has a fixed annual step-up rate and will be called in the second quarter. The adoption of SFAS 115 has resulted in a decrease in the carrying amount of investment securities of $328 thousand with a decrease in stockholders' equity of $213 thousand net of deferred income taxes. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

         In the first quarter of 1995, $4.933 million of U.S. Government Securities were sold from the available for sale portfolio and were used to fund loan demand. There were no security sales in the first quarter of 1996. No securities were transferred between categories in the first three months of 1996.

Loans

         Total loans outstanding increased by $9.103 million or 2% from $462.435 million on December 31, 1995, to a historical high of $471.538 million on March 31, 1996, with a loan to deposit ratio of 83.05%. This increase is the result of continued loan demand coupled with an emphasis on business development by Mahoning National in the consumer and commercial loan areas.
The areas of largest growth over the first three months of 1996 have been; the Commercial loan portfolio which increased by $3.880 million from $80.299 million to $84.179 million, Consumer loans which increased $3.240 million from $130.366 million to $133.606 million and Commercial mortgages which increased $2.245 million from $80.645 million to $82.890 million.

         The Consumer loan portfolio consists mostly of automobile loans; accordingly any increase or decrease in the portfolio is directly related to trends in that industry. The growth in the first quarter of 1996 was the result of a relatively strong local automobile market along with the Company's strong commitment to providing efficient service to the local dealer network and offering competitive rates. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) will impact future growth and necessitate a commitment to providing the dealer network with a very high level of service. Given the substantial monthly paydowns of the automobile loan portfolio and a projected slow down in our national economy, growth in consumer loan totals will likely slow over the remainder of 1996. While competitive pressures for commercial loans are presently greater than have been experienced in the past several years, loan growth continues to be the result of increased market share by generating new customer relationships. Substantial resources are also committed to servicing existing commercial loan customers to protect against the loss of relationships to competitors.

         As of March 31, 1996, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $2.034 million compared to $2.258 million at December 31, 1995. Listed below is a schedule of the Company's non-performing assets:

 (Amounts in thousands)            March 31, 1996        December 31, 1995
- - ------------------------           --------------        -----------------
Non accrual loans                        $1,616                $1,322
Accruing loans 90 days
 or more past due                           418                   936
                                         ------                ------
 Non performing loans                     2,034                 2,258
Restructured loans in
 compliance with modified
 terms                                      614                   690
Other real estate owned                      37                    36
                                         ------                ------
 Total problem assets                    $2,685                $2,984
                                         ======                ======
Total problem assets to
 total assets                             0.36%                 0.41%

         The following ratios will provide additional information on the status of the loan portfolio:

                                  As of                      As of
                              March 31, 1996             March 31, 1995
                              --------------             --------------
Loan to deposit ratio               83.05%                     81.36%
Non performing loans to
 total loans                          .43                        .44
Non performing loans to
 allowance for loan losses          27.98                      28.07
Allowance for loan losses
 to total loans                      1.54                       1.56
Net charge-offs to average
 loans                                .09                        .05
Net charge-offs ($000)               $410                       $208

Provision for Loan Losses

         The policies of Mahoning National provide for loan loss reserves to adequately protect the Company against potential and/or identified loan losses consistent with sound and prudent banking practice.

         In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of March 31, 1996, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Management is not aware of any information which causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms. These remaining classified loans were either paying as agreed under original contract or were sufficiently collateralized to prevent a material loss in the event the loans were to default.

         The provision for loan losses charged to expense during the first quarter of 1996 was $525 thousand, an increase of $75 thousand from the 1995 first quarter provision. This increase was the result of the growth in the loan portfolio and increase in consumer charge-offs. Net charge-offs on consumer loans and credit card and related plans totaled $383 thousand for the first three months of 1996 compared to $181 thousand for the same period in 1995. The national trend of a high level of consumer debt and delinquencies is beginning to show locally. This trend will continue to be monitored closely during the year as the Company evaluates the adequacy of the allowance for loan losses. While future provisions to the loan loss reserve are dependent upon the growth and quality of the loan portfolio, it is estimated that for the remainder of 1996, quarterly provisions will approximate first quarter levels.

Shown below is a summary of the allowance for loan losses:

                                               For the three               For the three
                                               months ended                months ended
 (Amounts in thousands)                        March 31, 1996              March 31, 1995
- - ------------------------                       --------------              --------------
Balance at beginning of period                    $7,156                        $6,694

Provision charged to operating
expense                                              525                           450
Recoveries of loans charged off                      131                           113
Losses charged to allowance                         (541)                         (321)
                                                   -----                        ------
Balance at end of period                          $7,271                        $6,936
                                                  ======                       =======

         Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the quarter ended March 31;

                                                  1996                     1995
                                                  ----                     ----
Principal amount of impaired loans                $522                     $609
Allowance allocated to impaired loans              125                      125
                                                  ----                     ----
Portion for which no allowance is allocated       $397                     $484
                                                  ====                     ====

Average investment in impaired loans for
 the quarter ended March 31;                      $555                     $663
                                                  ====                     ====

         SFAS 114 and SFAS 118 were adopted on January 1, 1995. At that date, a valuation for credit losses was established. The activity in the allowance was as follows for the three months ended March 31;

                                                  1996                     1995
                                                  ----                     ----
Valuation allowance at beginning of period        $125                     $134
Direct write downs                                  -                         9
                                                  ----                     ----
Valuation allowance at end of period              $125                     $125
                                                  ====                     ====

Total cash collected on impaired loans during the first quarter of 1996 and 1995 was $108 thousand and $54 thousand respectively, all of which was credited to the principal balance outstanding. Interest that would have been accrued on impaired loans in the first quarter of 1996 and 1995 was $14 thousand and $17 thousand respectively. No interest income was recognized during the first quarter of 1996 or 1995.

Liquidity and Capital

         It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and Repurchase agreements, U.S. Treasury Demand Notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $57 million have been established at Mahoning National's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming Residential mortgages on the secondary market. At March 31, 1996 and December 31, 1995, $70 thousand and $0 loans were designated as available for sale respectively. At March 31, 1996, $132.132 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

         An additional source of liquidity was added when Mahoning National Bank was accepted as a member of the Federal Home Loan Bank of Cincinnati
(FHLB) in the fourth quarter of 1993. The FHLB will provide, if needed, short term funding alternatives with a line of credit of $17.6 million, or the necessary match funding for one to four family residential mortgage loans and will allow the Company to better manage its interest rate risk. Mahoning National had $4.721 million outstanding in FHLB borrowings at March 31, 1996 compared to $1.302 million at December 31, 1995.

         Total Capital Accounts have grown $1.064 million or 2% in the first three months of 1996. This increase reflects retained earnings less dividends paid and also reflects an $879 thousand unrealized loss on the available for sale investment portfolio for the first three months of 1996. Dividends paid in 1996 year to date were $851 thousand or $.135 per share compared to $693 thousand or $.11 per share for the same period in 1995. Book value per share as of March 31, 1996 was $11.22 compared to $11.05 on December 31, 1995, (as adjusted for two for one stock split).

         In order to facilitate a wider distribution of the common stock of the Company and to make it more readily available for investment purposes, thereby broadening investor interest, the Board of Directors of the Company, on April 15, 1996 approved a 2 for 1 stock split in the form of a 100% stock dividend payable on May 15, 1996 to shareholders of record on April 30, 1996, issuable from the Company's authorized shares.

         After payment of a 100% stock dividend the Company will have 6,300,000 shares of its 15,000,000 authorized shares of no par value common stock issued and outstanding.

         On March 19, 1996 at the Annual Shareholders Meeting of Mahoning National Bancorp, Inc., the shareholders approved increasing the authorized common shares of the Corporation from 7,000,000 shares to 15,000,000 shares, and to eliminate "par value" from its authorized common shares. By increasing the authorized shares of the Corporation, Management and the Board of Directors will have greater flexibility in paying future share dividends, negotiating further expansion opportunities and issuing shares for other proper corporate purposes. The elimination of "par value" from the authorized shares of the Corporation will provide the Corporation with more flexibility in structuring its equity accounts and in paying future stock dividends.

         Under regulations issued by the Federal Reserve and the Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 1996, Mahoning Nationals' leverage, Tier I and risk-based capital ratios were 9.65%, 15.85% and 17.10% respectively, compared to 9.62%, 15.69% and 16.94% at December 31, 1995. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all FDIC regulations. Mahoning National's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of Mahoning's balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one to four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements and maintaining the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium assessment.

                        MAHONING NATIONAL BANCORP, INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                         FOR THE THREE MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                              MARCH 31, 1996                           MARCH 31, 1995

(Amounts in thousands)                                AVERAGE                 AVERAGE          AVERAGE                 AVERAGE
                                                      BALANCE    INTEREST       RATE%          BALANCE    INTEREST       RATE%
                                                     --------------------------------         --------------------------------
INTEREST YIELDS
Loans                                                $469,994     $10,526        8.98         $438,098      $9,466        8.76
Investment securities                                 215,883       3,326        6.18          228,445       3,483        6.18
Other earning assets                                    7,455         100        5.31              647           9        5.47
                                                     --------------------------------         --------------------------------
   Total return on earning assets                     693,332      13,952        8.07          667,190      12,958        7.88

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                   294,017       1,728        2.36          300,314       1,764        2.38
   Time deposits                                      209,821       2,888        5.52          182,722       2,184        4.85
                                                     --------------------------------         --------------------------------
     Total interest bearing deposits                  503,838       4,616        3.67          483,036       3,948        3.31

Federal funds purchased                                   975          13        5.28           12,059         180        5.98
Repurchase agreements                                  81,820         929        4.55           69,988         866        5.02
Short term borrowings                                   6,038          76        4.96            6,678          94        5.62
Long term borrowings                                    3,026          42        5.58            5,935          92        6.31
                                                     --------------------------------         --------------------------------
     Total interest bearing liabilities              $595,697      $5,676        3.82         $577,696      $5,180        3.64


Interest spread                                                    $8,276        4.25                       $7,778        4.24
                                                              =======================                   ======================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                8.07                                     7.88
   Total interest cost                                                           3.28                                     3.15
                                                                          -----------                              -----------
     Net Interest Margin                                                         4.79                                     4.73
                                                                          ===========                              ===========


                                    PART II
                               OTHER INFORMATION
                        Mahoning National Bancorp, Inc.



Item 1   -       Legal Proceedings
                          None

Item 2   -       Changes in the Rights of the Company's Security Holders
                          None

Item 3   -       Default Upon Senior Securities
                          None

Item 4   -       Submission of Matters to a Vote of Security Holders
                          None

                 The Annual Shareholders meeting of Mahoning National Bancorp, Inc. was held March 19, 1996 for the purpose of:

         1) To elect three (3) directors to Class I of the Corporation's staggered Board of Directors to serve a two-year term or until their successors shall have been elected and qualified.

         2) To approve the amendment to Article Fourth of the Corporation's Articles of Incorporation to increase the total number of the Corporation's authorized common shares from 7,000,000 to 15,000,000 and to eliminate "par value" from the shares of the Corporation.


                 The following Directors were elected to the Company's Board of Directors:

                                                                                     Withhold
                                                                                     Authority
                 Nominee                           Class            For              to Vote
                 -------                           -----            ---            ----------
                 Dominic A. Bitonte                  I            2,321,519            10,458
                 Frank A. Kramer                     I            2,323,005             8,972
                 Warren P. Williamson, III           I            2,322,550             9,427

                 The following are the Directors whose terms in office as Directors continued after the meeting:

                 Director                                           Class
                 --------                                           -----
                 Charles J. McCrudden, Jr.                             II
                 Gregory L. Ridler                                     II
                 Daniel B. Roth                                        II

                 The following were the results of the voting on increasing the Corporation's authorized common shares from 7,000,000 to 15,000,000 and to eliminate "par value" from the shares of the corporation.

                          For                   Against               Withheld
                          ---                   -------               --------
                       2,250,742                30,678                 50,557

Item 5  -        Other Information
                 None

Item 6(a)  -     Exhibits

                 (27)     Financial Data Schedule

Item 6(b)  -     Reports on Form 8-K

                 (1) Form 8-K dated March 19, 1996, disclosing shareholder approval of increasing the authorized common shares of the Corporation from 7,000,000 to 15,000,000 shares and to eliminate "par value" from the shares of the corporation.

                 (2) Form 8-K dated April 15, 1996, disclosing the declaration of a two for one (2:1) stock split in the form of a 100% stock dividend to all Registrant stockholders of record April 30, 1996, payable
                          May 15, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     May 6, 1996                        Mahoning National Bancorp, Inc.
     --------------------



                                         /s/ Gregory L. Ridler
                                        -------------------------------
                                        Gregory L. Ridler
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer





DATE:     May 6, 1996                    /s/ Norman E. Benden, Jr.
     --------------------               -------------------------------
                                        Norman E. Benden, Jr.
                                         Treasurer