Form 10-Q
period 1996-06-30
MAHONING NATIONAL BANCORP INC
filed 1996-08-14
CIK 882859

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

                           ________________________


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the period ended June 30, 1996

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the transition period from

                     _______________ to _______________


                           ________________________


                         Commission file number 0-20255

                I.R.S. Employer Identification Number 34-1692031

                         Mahoning National Bancorp, Inc.

                              (an Ohio Corporation)
                                23 Federal Plaza
                           Youngstown, Ohio 44501-0479
                            Telephone: (330) 742-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                     -----     -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of July 31, 1996.

                         MAHONING NATIONAL BANCORP, INC.

                                      INDEX

                                                                   Page Number
                                                                   -----------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
          Consolidated Balance Sheet (unaudited) -
          June 30, 1996 and
          December 31, 1995                                              3

          Consolidated Statements of Income-
          Six Months Ended June 30, 1996
          and 1995 (unaudited)                                           4

          Consolidated Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995
          (unaudited)                                                    5

          Notes to Consolidated Financial Statements                   6-7

         Item 2 - Management Discussion and Analysis
          of Operations and Liquidity and Capital Resources           8-16

         Item 3 - Summary of Average Balances and Interest Rates        17

PART II - OTHER INFORMATION                                             18

         Exhibit Number 27 - Financial Data Schedule

SIGNATURES                                                              19

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

(Amounts in thousands)
                                                                    JUNE 30,             DECEMBER 31,
ASSETS                                                                1996                  1995
                                                               ----------------       ----------------
Cash and due from banks                                              $  31,070              $  30,731
Federal funds sold                                                        --                    2,800
Investment securities available for sale - at market value             130,695                128,397
Investment securities held to maturity - at cost
  (Market value $93,796 at June 30, 1996
  and $82,255 at December 31, 1995)                                     94,562                 81,690
Loans                                                                  479,240                462,435
  Less allowance for possible loan losses                                7,375                  7,156
                                                               ---------------        ---------------
        Net loans                                                      471,865                455,279
Bank premises and equipment                                              9,267                  9,502
Other assets                                                            13,188                 11,736
                                                               ---------------        ---------------
        Total assets                                                 $ 750,647              $ 720,135
                                                               ===============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                             $  66,816              $  73,432
    Interest bearing
      Savings                                                          293,329                292,494
      Time                                                             208,506                208,882
                                                               ---------------        ---------------
        Total deposits                                                 568,651                574,808
  Federal funds purchased and securities
    sold under agreement to repurchase                                  87,583                 65,042
  Short term borrowings                                                 13,046                  5,424
  Long term borrowings                                                   4,505                  1,302
  Other liabilities                                                      4,884                  3,918
                                                               ---------------        ---------------
        Total liabilities                                              678,669                650,494
                                                               ---------------        ---------------

STOCKHOLDERS' EQUITY (NOTE B)
  Common stock (No par value, $1 stated value in 1996,
    $10 par value in 1995)
    Authorized 15,000,000 shares in 1996 and
    7,000,000 shares in 1995, Issued
    and Outstanding-6,300,000 shares in 1996 and
    3,150,000 shares in 1995                                             6,300                 31,500
  Surplus                                                               44,100                 15,750
  Retained earnings                                                     22,624                 21,725
  Unrealized (loss) gain on available for sale
    investment portfolio                                                (1,046)                   666
                                                               ---------------              ---------
        Total stockholders' equity                                      71,978                 69,641
                                                               ---------------              ---------
        Total liabilities and
          stockholders' equity                                       $ 750,647              $ 720,135
                                                               ===============              =========



See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE THREE    FOR THE THREE    FOR THE SIX      FOR THE SIX
                                                          MONTHS ENDED     MONTHS ENDED    MONTHS ENDED      MONTHS ENDED
(Amounts in thousands, except per share data)             JUNE 30, 1996    JUNE 30, 1995   JUNE 30, 1996     JUNE 30, 1995
                                                           (UNAUDITED)     (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                        ---------------   --------------  ---------------    ------------
INTEREST INCOME
Interest and fees on loans                                   $10,501            $ 9,820         $20,952         $19,185
  Interest on investment securities
    U.S. treasury                                              1,603              1,576           3,006           3,363
    U.S. government agencies                                   1,495              1,329           3,075           2,713
    States and political subdivisions                            216                184             403             355
    Other                                                         55                 51             110             100
  Interest on federal funds sold                                  66                188             166             197
                                                        ------------       ------------     -----------      ----------
                                                              13,936             13,148          27,712          25,913
INTEREST EXPENSE
  Interest on deposits                                         4,555              4,473           9,171           8,421
  Interest on federal funds purchased and
    securities sold under agreement to repurchase                985                982           1,927           2,028
  Interest on short term borrowings                               69                 94             145             261
  Interest on long term borrowings                                62                 22             104              41
                                                        ------------       ------------     -----------      ----------
                                                               5,671              5,571          11,347          10,751
                                                        ------------       ------------     -----------      ----------
         Net interest income                                   8,265              7,577          16,365          15,162
PROVISION FOR LOAN LOSSES                                        550                450           1,075             900
                                                        ------------       ------------     -----------      ----------
         Net interest income after
           provision for loan losses                           7,715              7,127          15,290          14,262

OTHER OPERATING REVENUE
  Trust department income                                        664                623           1,266           1,175
  Service charges on deposit accounts                            874                714           1,698           1,380
  Other service charges                                          188                180             345             325
  Other revenue                                                   64                 54             144             105
  Gain on sale of investment securities
    available for sale                                          --                   40            --                84
                                                        ------------       ------------     -----------      ----------
                                                               1,790              1,611           3,453           3,069
                                                        ------------       ------------     -----------      ----------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                               2,664              2,520           5,320           5,100
  Expenses of premises and fixed assets                          813                791           1,622           1,588
  Other expense                                                1,647              1,766           3,285           3,496
                                                        ------------       ------------     -----------      ----------
                                                               5,124              5,077          10,227          10,184
                                                        ------------       ------------     -----------      ----------
         Income before income taxes                            4,381              3,661           8,516           7,147
APPLICABLE INCOME TAXES                                        1,423              1,187           2,766           2,346
                                                        ------------       ------------     -----------      ----------
         NET INCOME                                          $ 2,958            $ 2,474         $ 5,750         $ 4,801
                                                        ============       ============     ===========      ==========

EARNINGS PER COMMON SHARE                                    $  0.47            $  0.39         $  0.91         $  0.76

DIVIDENDS PER SHARE                                          $ 0.135            $  0.11         $  0.27         $  0.22




See Notes to Consolidated Financial Statements

                        MAHONING NATIONAL BANCORP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          SIX MONTHS                SIX MONTHS
                                                                                             ENDED                     ENDED
(Amounts in thousands)                                                                   JUNE 30, 1996             JUNE 30, 1995
                                                                                          (UNAUDITED)               (UNAUDITED)
                                                                                       ---------------           ---------------
Cash flows from operating activities                                                        $  8,325                  $  6,930

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale                        11,609                     5,523
  Proceeds from maturities of investment securities held to maturity                          22,710                    28,210
  Sale of investment securities available for sale                                              --                       9,977
  Purchase of investment securities available for sale                                       (16,660)                  (17,987)
  Purchase of investment securities held to maturity                                         (35,468)                   (2,694)
  Net increase in loans                                                                      (18,179)                  (27,533)
  Net decrease (increase) in federal funds sold                                                2,800                   (18,500)
  Capital expenditures                                                                          (306)                   (1,794)
                                                                                       -------------             -------------
        Net cash (used in) provided by investing activities                                  (33,494)                  (24,798)



Cash flows from financing activities
  Net (decrease) increase in deposits                                                         (6,157)                   12,039
  Net increase (decrease) in federal funds purchased and
    securities sold under agreement to repurchase                                             22,542                    (5,001)
  Net increase in short term borrowings                                                        7,622                     8,905
  Proceeds from long term borrowings                                                           3,500                      --
  Payments on long term borrowings                                                              (298)                      (29)
  Dividends paid                                                                              (1,701)                   (1,386)
                                                                                       -------------             -------------
        Net cash provided by (used in) financing activities                                   25,508                    14,528

        Net increase (decrease) cash and cash equivalents                                        339                    (3,340)
Cash and cash equivalents at beginning of year                                                30,731                    31,872
                                                                                       -------------             -------------
Cash and cash equivalents at end of six months                                              $ 31,070                  $ 28,532
                                                                                       =============             =============

Supplemental disclosures of cash flow information:
 Cash paid during the first six months for:
    Interest                                                                                $ 11,262                  $ 10,635
                                                                                       =============             =============
    Income Taxes                                                                            $  2,320                  $  2,360
                                                                                       =============             =============
  Non-cash transactions:

    Transfer from loans to other real estate owned                                          $     34                  $     47
                                                                                       =============             =============

    Increase (decrease) in unrealized loss on available for sale securities                 $  2,634                  ($ 3,098)
    Less:Increase (decrease) in deferred taxes                                                   922                    (1,057)
                                                                                       -------------             -------------
    Net increase (decrease) in unrealized loss on investment portfolio                      $  1,712                  ($ 2,041)
                                                                                       =============             =============


See Notes to Consolidated Financial Statements

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

         All share and per share data contained in this report for prior periods have been adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

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

         All per share data contained in this report for prior periods have been retroactively adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

Earnings Review

         Net income for the first six months of 1996 amounted to $5.750 million or $0.91 per share. This represents an increase of 20% over net income earned during the same period in 1995. ($4.801 million or $0.76 per share). Mahoning National Bancorp, Inc.'s net income for the current quarter increased 20% to $2.958 million or $0.47 per share from $2.474 million or $0.39 per share for the same quarter in 1995.

         The primary component of earnings is net interest income. Net interest income for the first six months of 1996 was $16.365 million compared with $15.162 million or an 8% increase from the comparable period in 1995. Net interest income for the current quarter increased 9% over the comparable period of 1995 ($8.265 million from $7.577 million).

         Interest and fees on loans increased $1.767 million in the first six months of 1996 compared to the first six months of 1995. This increase was the result of a $28.551 million increase in average loan balances for the first six months of 1996 compared to 1995; $471.581 million compared to $443.030 million. In addition the yield of the loan portfolio for the first six months of 1996 was 8.97% compared to 8.82% for the same period of 1995, a 15 basis point increase. Interest expense increased $596 thousand for the first six months of 1996 compared to the same period in 1995. This increase in interest expense can be attributed to time deposit growth as consumers shifted funds from savings products into the higher yielding time deposits and an increase in the volume of securities sold under agreements to repurchase as more corporate customers and political subdivisions deposit into overnight "sweep" repurchase agreements. The average balances of time deposits for the first six months of 1996, increased $18.257 million over the average balances for the same period in 1995. The cost of these funds also increased significantly from 5.15% for the first six months of 1995 to 5.46% for the first six months of 1996, a 31 basis point increase. After the first quarter of 1996 the cost of time deposits were 5.46% compared to 4.85% for the first quarter of 1995. Time deposit costs for the remainder of 1996 are expected to continue to be slightly higher than 1995 costs.

         For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 17.

         In January of 1996 the Federal Reserve Bank reduced the discount rate and Mahoning National lowered its prime lending rate by 25 basis points. With this reduction a significant portion of the Company's loan portfolio was repriced downward immediately, while rates on interest bearing deposits and borrowings continued to decline more deliberately, with existing certificates of deposit repricing at slightly lower rates than previously experienced. The pressures of this pricing development were mitigated by volume increases in the loan portfolio and deposit pricing strategies. With the current uncertainty on which direction the Federal Reserve will move rates over the next six months, the Company analyzed the effect of a presumed 100 and 200 basis point shift in interest rates through its simulation analysis. The results of the simulation indicated no significant impact on net interest income over the next 12 months.

         Other operating revenue for the first six months of 1996, exclusive of security transactions, was $3.453 million or a 16% increase over the first six months of 1995 total of $2.985 million. Other operating revenue for the current quarter, exclusive of security transactions, was $1.790 million compared to $1.571 million for the same quarter of 1995, a 14% increase.

         The largest component of other operating revenue in the first six months of 1996 was service charges on deposit accounts which increased $318 thousand or 23% over the first six months of 1995. Service charges on deposit accounts for the current quarter increased by $160 thousand or 22% over the same period in 1995, $874 thousand from $714 thousand. Mahoning National annually reviews all of its fee-based products and services for marketability and profitability. Adjustments to fees for the Company's products and services and the strengthening of controls for the collections of such fees are the reasons for the significant increase.

         Mahoning National Bank's Trust Department generated $1.266 million in other revenue in the first six months of 1996, an increase of $91 thousand or 8% over the $1.175 million earned in the same period of 1995. The Trust Department generated $664 thousand of operating income in the second quarter of 1996, a 7% increase over the $623 thousand earned in the comparable quarter of 1995. This increase can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year.

         In the first six months of 1995 the Company realized $84 thousand in security gains when $9.977 million of U.S. Government Securities were sold from the available for sale portfolio. A gain of $40 thousand was realized in the second quarter of 1995 when $5.044 million of U.S. Government Securities were sold from the available for sale portfolio. There were no security sales in the first six months of 1996.

         Provision for loan losses for the first six months of 1996 amounted to $1.075 million compared to $900 thousand for the comparable period in 1995. The provision for the current quarter was $550 thousand compared to $450 thousand for the same quarter of 1995. This increase is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

         Other operating expense for the first six months increased $43 thousand or less than 1% from the comparable period in 1995 to $10.227 million from $10.184 million. For the current quarter other operating expense totaled $5.124 million compared to $5.077 million in the same quarter of 1995. As a percentage of average assets, other operating expense was 2.77% for the first six months of 1996 compared to 2.90% in the same time period of 1995.

         In September 1995 the Federal Deposit Insurance Corporation (FDIC) determined that the Bank Insurance Fund (BIF) was fully recapitalized as of the end of May 1995. As a result, the FDIC reduced Mahoning National's deposit insurance premium from $.23 per $100 of deposits to $.04 per $100 of deposits for the period June 1, 1995 thru December 31, 1995. Beginning January 1, 1993, a risk weighted insurance premium schedule was implemented by the FDIC, which bases assessment rates on capital levels and bank regulator's ratings of the institution as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). For the first six months of 1996 the Company was assessed a deposit insurance premium of $1 thousand which was a savings of $617 thousand over the same period in 1995. The FDIC premium for the second quarter of 1996 was $0 compared to $309 thousand for the same period in 1995. The premium for the remainder of 1996 will total $1 thousand compared to $19 thousand, net of rebate, for the last six months of 1995.

         Salaries and employee benefits expense for the first six months of 1996 increased $220 thousand or 4% and $144 thousand or 6% for the most recent quarter when compared to 1995. Salary expense increased $235 thousand or 6% for the first six months of 1996 and $140 thousand for the current quarter when compared to the same periods in 1995. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1996 and increases in various employee incentive programs. As a result of departmental restructuring a one time charge of approximately $300 thousand will be charged to salary expense in the third quarter of 1996. While this charge will increase 1996 salary expense above expected levels it will provide for long term salary cost savings. Health care expenses for the first six months of 1996 were $328 thousand compared to $335 thousand for the same period in 1995, a decrease of $7 thousand or 2%. Beginning July 1, 1996, the Company's renewal rates for its health care offerings were slightly below the prior plan year premiums. The Company's renewal rates for the 1996-1997 plan year should reduce health care expenses over the remainder of 1996 and into 1997.

         Expenses of premises and fixed assets for the first six months of 1996 totaled $1.622 million, a 2% increase (34 thousand) from the same period in 1995. Current quarter expense totaled $813 thousand, a 3% increase from the same quarter in 1995.

         Net occupancy expense, which represents various facility management expenses decreased $52 thousand for the first six months of 1996 to $765 thousand from $817 thousand in 1995. For the current quarter, occupancy expense decreased to $380 thousand from $405 thousand in the same quarter of 1995. These decreases are the result of reduced building maintenance and increases in rental income from Main Office tenants.

         Equipment rental, depreciation and maintenance of $857 thousand increased $86 thousand over the first six months of 1995 and increased $47 thousand in the second quarter of 1996 compared to the same period in 1995 as a result of increased depreciation expense on equipment, furniture and fixtures purchased in the second half of 1995 and first six months of 1996.

         Other expenses, exclusive of the FDIC insurance assessment, increased $406 thousand in the first six months of 1996, to $3.284 million from $2.879 million for the same period of 1995, a 14% increase. For the second quarter of 1996 other expense, exclusive of the FDIC insurance assessment, increased $190 thousand, a 13% increase over the second quarter of 1995. This increase is the result of amortization on software purchased late in the second quarter of 1995, state franchise tax increases, increased business activity and the rising costs associated with doing business. Overhead expenses, exclusive of FDIC insurance assessments, for 1996 are expected to exceed 1995 expenses by approximately 15% throughout 1996.

         The following annualized ratios reflect the earnings performance for the first six months of 1996 compared to the same time period of 1995:

                                         For the six        For the six
                                         months ended       months ended
                                        June 30, 1996      June 30, 1995
                                        -------------      -------------
Return on Average Assets                    1.56%              1.37%
Return on Average Equity                   16.11              15.32
Return on Earning Assets
- -Taxable Equivalent                         8.05               7.91
Interest Cost                               3.26               3.23
Net Interest Margin                         4.79               4.68


Income Taxes

         Income tax expense for the first six months of 1996 amounted to $2.766 million compared to $2.346 million for the same period in 1995. Income tax expense for 1996 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 31.6% for all of 1995, as a result of taxable income growth expected for 1996.

         The Statement of Condition includes approximately $3.273 million and $2.288 million of net deferred tax assets at June 30, 1996 and December 31, 1995 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

Balance Sheet Analysis

         As of June 30, 1996, total assets of Mahoning National reached a historic high of $750.647 million, an increase from December 31, 1995 total assets of $720.135 million. Average assets for the first six months of 1996 amounted to $740.262 million compared to $709.211 million for the first six months of 1995, a 4% increase. Through the first six months of 1996 total deposits have decreased by $6.157 million while securities sold under agreement to repurchase and federal funds purchased have increased by $22.541 million. The significant growth in securities sold under agreements to repurchase are the result of more corporate customers and political subdivisions depositing into overnight "sweep" checking accounts. This source of funds has grown significantly over the past three years and is expected to grow at more modest levels over the remainder of 1996.

Investment Portfolio

         The deposits of Mahoning National, in excess of required reserves and operating funds of the Bank are invested in loans, investments and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings and safety of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and to offer a favorable return to the stockholders.

         At June 30, 1996 the investment portfolio totaled $225.257 million (net of a $1.609 million unrealized loss on available for sale securities) which was an increase of $15.170 million from December 31, 1995.

         At June 30, 1996 the Company has classified investment securities with amortized cost and fair market value of $132.304 and $130.695 million respectively, or 58% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. The adoption of SFAS 115 has resulted in a decrease in the carrying amount of investment securities of $1.609 million with a decrease in stockholders' equity of $1.046 million net of deferred income taxes. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

         In 1995, $9.977 million of U.S. Government Securities were sold from the available for sale portfolio and were used to fund loan demand. There were no security sales in the first six months of 1996. No securities were transferred between categories during the first six months of 1996 or 1995.

Loans

         Total loans outstanding increased by $16.805 million or 4% from $462.435 million on December 31, 1995, to a historical high of $479.240 million on June 30, 1996, with a loan to deposit ratio of 84.27%. This increase is the result of continued loan demand coupled with an emphasis on business development by Mahoning National in the Residential mortgage and commercial loan areas. The areas of largest growth over the first six months of 1996 have been; the Commercial loan portfolio which increased by $7.476 million from $80.299 million to $87.775 million. Residential mortgages which increased $6.239 million from $144.481 million to $150.720 million and Commercial mortgages which increased $5.973 million from $80.645 million to $86.618 million. Consumer loans decreased over the first six months of 1996 to $137.783 million from $139.569 million at December 31, 1995.

         Consumer loan balances are dependent on the level of indirect automobile financing done by the bank. Substantial growth the past several years has not been sustained in the first half of 1996 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria. Consumer loan balances were down 1.3% during the first six months of the year and, given the rapid amortization in that portfolio, further reductions in loan balances are likely. The residential mortgage loan portfolio grew by 4.3% for the first half of 1996. Recent interest rate increases are likely to cause that growth to slow in the second half of 1996. Commercial loans and commercial mortgages grew 9.3% and 7.4% respectively. The momentum established the past several years with a strong sales culture in the corporate and branch business development areas continue to result in new relationships. The continued strength of the local economy and good environment for construction also contributed to the strong growth. Rising interest rates and a potential for a slower economy over the next six months may result in more modest loan growth for the second half of 1996.

         As of June 30, 1996, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $2.107 million compared to $2.258 million at December 31, 1995. Listed below is a schedule of the Company's non-performing assets:

 (Amounts in thousands)               June 30, 1996     December 31, 1995
- ------------------------              -------------     -----------------
Non accrual loans                         $1,508             $1,322
Accruing loans 90 days
 or more past due                            599                936
                                          ------             ------
Non performing loans                       2,107              2,258
Restructured loans in
 compliance with modified
 terms                                       547                690
Other real estate owned                       34                 36
                                          ------             ------
 Total problem assets                     $2,688             $2,984
                                          ======             ======
Total problem assets to total assets       0.36%              0.41%


         The following ratios will provide additional information on the status of the loan portfolio:

                                          As of             As of
                                      June 30, 1996     June 30, 1995
                                      -------------     -------------
Loan to deposit ratio                      84.27%           79.70%
Non performing loans to
 total loans                                 .44              .48
Non performing loans to
 allowance for loan losses                 28.57            29.97
Allowance for loan losses
 to total loans                             1.54             1.58
Net charge-offs to average
 loans                                       .18              .10
Net charge-offs ($000)                   $   856          $   436


Provision for Loan Losses

         The policies of Mahoning National provide for loan loss reserves to adequately protect the Company against potential and/or identified loan losses consistent with sound and prudent banking practice.

         In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of June 30, 1996, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Management is not aware of any information which causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms. These remaining classified loans were either paying as agreed under original contract or were sufficiently collateralized to prevent a material loss in the event the loans were to default.

         The provision for loan losses charged to expense during the first six months of 1996 was $1.075 million, an increase of $175 thousand from the 1995 first six months provision. This increase was the result of the growth in the loan portfolio and increase in consumer charge-offs. Net charge-offs on consumer loans and credit card and related plans totaled $824 thousand for the first six months of 1996 compared to $415 thousand for the same period in 1995. The national trend of a high level of consumer debt and delinquencies is beginning to show locally. This trend will continue to be monitored closely during the year as the Company evaluates the adequacy of the allowance for loan losses. While future provisions to the loan loss reserve are dependent upon the growth and quality of the loan portfolio, it is estimated that for the remainder of 1996, quarterly provisions will approximate those of the first two quarters.

Shown below is a summary of the allowance for loan losses:

                                             For the six          For the six
                                            months ended         months ended
 (Amounts in thousands)                     June 30, 1996        June 30, 1995
- ------------------------                    -------------        -------------
Balance at beginning of period                  $7,156               $6,694
Provision charged to operating
 expense                                         1,075                  900
Recoveries of loans charged off                    272                  254
Losses charged to allowance                     (1,128)                (690)
                                              --------              -------
Balance at end of period                        $7,375               $7,158
                                              ========              =======


         Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which were adopted on January 1, 1995, is as follows for the six months ended June 30;

                                                         1996             1995
                                                         ----             ----
Principal amount of impaired loans                       $495           $1,100
Allowance allocated to impaired loans                     125              443
                                                         ----           ------
Portion for which no allowance is allocated              $370             $657
                                                         ====           ======

Average investment in impaired loans for
the six months ended June 30;                            $538             $805
                                                         ====           ======


Total cash collected on impaired loans during the first six months of 1996 and 1995 was $136 thousand and $233 thousand respectively, all of which was credited to the principal balance outstanding, in 1996, while $231 thousand was credited to the principal balance outstanding and $2 thousand recognized as interest income on such loans in 1995. Interest that would have been accrued on impaired loans in the first six months of 1996 and 1995 was $28 thousand and $56 thousand respectively. Interest income recognized during the first six months of 1996 and 1995, was $0 and $2 thousand respectively.

Liquidity and Capital

         It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and Repurchase agreements, U.S. Treasury Demand Notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $57 million have been established at Mahoning National's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming Residential mortgages on the secondary market. At June 30, 1996 and December 31, 1995, $66 thousand and $0 of Residential mortgage loans were designated as available for sale respectively. At June 30, 1996, $130.695 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

         An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a line of credit of $17.9 million and the necessary match funding for one to four family residential mortgage loans and allows the Company to better manage its interest rate risk. Mahoning National had $4.505 million outstanding in FHLB borrowings at June 30, 1996 compared to $1.302 million at December 31, 1995.

         Total Capital Accounts have grown $2.337 million or 3% in the first six months of 1996. This increase reflects retained earnings less dividends paid and also reflects a $1.712 million unrealized loss on the available for sale investment portfolio for the first six months of 1996. Dividends paid in 1996 year to date were $1.701 million or $.27 per share compared to $1.386 million or $.22 per share for the same period in 1995. Book value per share as of June 30, 1996 was $11.43 compared to $11.05 on December 31, 1995, (as adjusted for two for one stock split).

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

         After payment of a 100% stock dividend the Company has 6,300,000 shares of its 15,000,000 authorized shares of no par value common stock issued and outstanding.

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

         Under regulations issued by the Federal Reserve and the Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 1996, Mahoning National's leverage, Tier I and risk-based capital ratios were 9.86%, 15.54% and 16.79% respectively, compared to 9.62%, 15.02% and 16.27% at December 31, 1995. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all FDIC regulations. Mahoning National's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of Mahoning's balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one to four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements and maintaining the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium assessment.

                        MAHONING NATIONAL BANCORP, INC.
                SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                             TAX EQUIVALENT BASIS

                                                    FOR THE SIX MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                          JUNE 30, 1996                           JUNE 30, 1995

(Amounts in thousands)                      AVERAGE                         AVERAGE  AVERAGE                       AVERAGE
                                            BALANCE        INTEREST          RATE%   BALANCE        INTEREST         RATE%
                                            --------------------------------------   --------------------------------------
INTEREST YIELDS
Loans                                       $471,581       $ 21,096          8.97    $443,030       $ 19,376          8.82
Investment securities (1)                    222,110          6,811          6.15     220,610          6,722          6.14
Other earning assets                           6,288            166          5.22       6,627            197          5.92
                                            --------------------------------------   --------------------------------------
   Total return on earning assets            699,979         28,073          8.05     670,267         26,295          7.91

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                          293,875          3,451          2.36     296,917          3,519          2.39
   Time deposits                             210,271          5,720          5.46     192,014          4,902          5.15
                                            --------------------------------------   --------------------------------------
     Total interest bearing deposits         504,146          9,171          3.65     488,931          8,421          3.47

Federal funds purchased                        2,017             54          5.30       6,064            182          5.98
Repurchase agreements                         83,739          1,873          4.48      73,229          1,846          5.08
Short term borrowings                          5,921            145          4.86       6,646            188          5.63
Long term borrowings                           3,835            104          5.44       3,626            114          6.34
                                            --------------------------------------   --------------------------------------
     Total interest bearing liabilities     $599,658       $ 11,347          3.79    $578,496       $ 10,751          3.75


Interest spread                                            $ 16,726          4.25                   $ 15,544          4.16
                                                      ============================             ============================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                            8.05                                     7.91
   Total interest cost                                                       3.26                                     3.23
                                                                      -----------                                ----------
     Net Interest Margin                                                     4.79                                     4.68
                                                                      ===========                                ==========

(1) Investment securities average balance is based on average carrying value while the average rate is calculated using average historical cost.


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

              Form 8-K dated May 13, 1996, which disclosed the engaging of the accounting firm of Crowe, Chizek and Company LLP to serve as independent accountants for Mahoning National Bancorp, Inc. and the termination of Grant Thornton LLP as independent accountants effective May 13, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the six months ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 1996                        Mahoning National Bancorp, Inc.
      ------------------------



                                             /s/ Gregory L. Ridler
                                            ------------------------------
                                            Gregory L. Ridler
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer





DATE: August 9, 1996                         /s/ Norman E. Benden, Jr.
      ------------------------              ------------------------------
                                            Norman E. Benden, Jr.
                                             Treasurer