Form 10-Q
period 1996-09-30
MAHONING NATIONAL BANCORP INC
filed 1996-11-12
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                     For the period ended September 30, 1996

                                       or

             [ ] Transition Report Pursuant to Section
               13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from

                                     __to__

                             _____________________

                         Commission file number 0-20255

                I.R.S. Employer Identification Number 34-1692031

                         Mahoning National Bancorp, Inc.

                              (an Ohio Corporation)
                                23 Federal Plaza
                           Youngstown, Ohio 44501-0479
                            Telephone: (330) 742-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of October 31, 1996.


                         MAHONING NATIONAL BANCORP, INC.
                                      INDEX

                                                                          Page Number
                                                                          -----------

PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
          Consolidated Balance Sheet (unaudited) -
          September 30, 1996 and
          December 31, 1995                                                   3

          Consolidated Statements of Income-
          Nine Months Ended September 30, 1996
          and 1995 (unaudited)                                                4

          Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1996 and 1995
          (unaudited)                                                         5

          Notes to Consolidated Financial Statements                        6-7

          Item 2 - Management Discussion and Analysis
          of Operations and Liquidity and Capital Resources                8-17

          Item 3 - Summary of Average Balances and Interest Rates            18

PART II - OTHER INFORMATION                                                  19

         Exhibit Number 27 - Financial Data Schedule

SIGNATURES                                                                   20


                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                           CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

(Amounts in thousands)

                                                                SEPTEMBER 30     DECEMBER 31,
ASSETS                                                              1996              1995
                                                                ------------     ------------
Cash and due from banks                                           $  29,003         $ 30,731
Federal funds sold                                                   16,800            2,800
Investment securities available for sale - at market value          136,311          128,397
Investment securities held to maturity - at cost
  (Market value $91,866 at September 30, 1996
  and $82,255 at December 31, 1995)                                  91,947           81,690
Loans                                                               486,363          462,435
  Less allowance for possible loan losses                             7,562            7,156
                                                                  ---------         --------
        Net loans                                                   478,801          455,279
Bank premises and equipment                                           9,247            9,502
Other assets                                                         13,233           11,736
                                                                  ---------         --------
        Total assets                                              $ 775,342         $720,135
                                                                  =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                          $  68,413         $ 73,432
    Interest bearing
      Savings                                                       289,135          292,494
      Time                                                          203,953          208,882
                                                                  ---------         --------
        Total deposits                                              561,501          574,808
  Federal funds purchased and securities
    sold under agreement to repurchase                              115,092           65,042
  Short term borrowings                                              15,000            5,424
  Long term borrowings                                                4,286            1,302
  Other liabilities                                                   4,867            3,918
                                                                  ---------         --------
        Total liabilities                                           700,746          650,494
                                                                  ---------         --------
STOCKHOLDERS' EQUITY (NOTE B)
  Common stock (No par value, $1 stated value in 1996,
    $10 par value in 1995)
    Authorized 15,000,000 shares in 1996 and
    7,000,000 shares in 1995, Issued
    and Outstanding-6,300,000 shares in 1996 and
    3,150,000 shares in 1995                                          6,300           31,500
  Surplus                                                            44,100           15,750
  Retained earnings                                                  24,778           21,725
  Unrealized (loss) gain on available for sale
    investment portfolio                                               (582)             666
                                                                  ---------         --------
        Total stockholders' equity                                   74,596           69,641
                                                                  ---------         --------
        Total liabilities and
          stockholders' equity                                    $ 775,342         $720,135
                                                                  =========         ========


See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       FOR THE THREE   FOR THE THREE   FOR THE NINE  FOR THE NINE
                                                        MONTHS ENDED   MONTHS ENDED    MONTHS ENDED  MONTHS ENDED
(Amounts in thousands, except per share data)           SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30,
                                                            1996          1995             1996         1995
                                                        (UNAUDITED)    (UNAUDITED)      (UNAUDITED)  (UNAUDITED)
                                                       ----------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                              $10,710        $  9,939         $31,662        $ 29,124
  Interest on investment securities
    U.S. treasury                                           1,612           1,522           4,618           4,885
    U.S. government agencies                                1,428           1,560           4,503           4,273
    States and political subdivisions                         245             187             648             542
    Other securities                                           57              54             167             154
  Interest on federal funds sold                               90             188             256             385
                                                       ----------------------------------------------------------
                                                           14,142          13,450          41,854          39,363
INTEREST EXPENSE
  Interest on deposits                                      4,517           4,683          13,688          13,104
  Interest on federal funds purchased and
     securities sold under agreement to repurchase          1,158             913           3,085           2,941
  Interest on short term borrowings                           100             112             245             373
  Interest on long term borrowings                             59              22             163              63
                                                       ----------------------------------------------------------
                                                            5,834           5,730          17,181          16,481
                                                       ----------------------------------------------------------
         Net interest income                                8,308           7,720          24,673          22,882
PROVISION FOR LOAN LOSSES                                     600             450           1,675           1,350
                                                       ----------------------------------------------------------
         Net interest income after
           provision for loan losses                        7,708           7,270          22,998          21,532

OTHER OPERATING REVENUE
  Trust department income                                     679             643           1,945           1,818
  Service charges on deposit accounts                         928             735           2,626           2,115
  Other service charges                                       211             200             556             525
  Other revenue                                                68              43             212             148
  Loss on sale of investment securities
     available for sale                                      --              (111)           --               (27)
                                                       ----------------------------------------------------------
                                                            1,886           1,510           5,339           4,579
OTHER OPERATING EXPENSE
  Salaries and employee benefits                            2,851           2,539           8,171           7,639
  Expenses of premises and fixed assets                       775             893           2,397           2,481
  Federal deposit insurance                                     1             (36)              2             581
  Other expense                                             1,531           1,519           4,815           4,398
                                                       ----------------------------------------------------------
                                                            5,158           4,915          15,385          15,099
                                                       ----------------------------------------------------------
         Income before income taxes                         4,436           3,865          12,952          11,012
APPLICABLE INCOME TAXES                                     1,432           1,256           4,198           3,602
                                                       ----------------------------------------------------------
         NET INCOME                                       $ 3,004        $  2,609         $ 8,754        $  7,410
                                                       ==========================================================
EARNINGS PER COMMON SHARE                                 $  0.48        $   0.41         $  1.39        $   1.18

DIVIDENDS PER SHARE                                       $ 0.135        $   0.11         $ 0.405        $   0.33

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   NINE MONTHS    NINE MONTHS
                                                                                      ENDED          ENDED
(Amounts in thousands)                                                              SEPTEMBER 30, SEPTEMBER 30,
                                                                                       1996          1995
                                                                                    (UNAUDITED)   (UNAUDITED)
                                                                                   ----------------------------
Cash flows from operating activities                                               $ 12,080         $ 10,541

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale               17,016           11,601
  Proceeds from maturities of investment securities held to maturity                 26,365           33,180
  Sale of investment securities available for sale                                     --             14,904
  Purchase of investment securities available for sale                              (26,915)         (36,892)
  Purchase of investment securities held to maturity                                (36,518)         (14,372)
  Net increase in loans                                                             (25,999)         (27,028)
  Net increase in federal funds sold                                                (14,000)          (7,500)
  Proceeds from sale of other real estate owned                                          54             --
  Capital expenditures                                                                 (562)          (2,192)
                                                                                   -------------------------
        Net cash used in investing activities                                       (60,559)         (28,299)

Cash flows from financing activities
  Net (decrease) increase in deposits                                               (13,307)          12,961
  Net increase in federal funds purchased and
    securities sold under agreement to repurchase                                    50,050            2,454
  Net increase in short term borrowings                                               9,576            4,239
  Proceeds from long term borrowings                                                  3,500             --
  Payments on long term borrowings                                                     (516)             (44)
  Dividends paid                                                                     (2,552)          (2,079)
                                                                                   -------------------------
        Net cash provided by  financing activities                                   46,751           17,531

        Net decrease cash and cash equivalents                                       (1,728)            (227)
Cash and cash equivalents at beginning of year                                       30,731           31,872
                                                                                   -------------------------
Cash and cash equivalents at end of nine months                                    $ 29,003         $ 31,645
                                                                                   =========================

Supplemental disclosures of cash flow information:
 Cash paid during the first nine months for:
    Interest                                                                       $ 17,118         $ 16,203
                                                                                   =========================
    Income Taxes                                                                   $  3,735         $  3,494
                                                                                   =========================
  Non-cash transactions:

    Transfer from loans to other real estate owned                                 $     34         $     46
                                                                                   =========================

    Increase (decrease) in unrealized loss on available for sale securities        $  1,920         ($ 3,063)
    Less:Increase (decrease) in deferred taxes                                          672           (1,045)
                                                                                   -------------------------
    Net increase (decrease) in unrealized loss on investment portfolio             $  1,248         ($ 2,018)
                                                                                   =========================

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

         All share and per share data contained in this report for prior periods has been adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

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

         All per share data contained in this report for prior periods has been retroactively adjusted to reflect the effect of the 2 for 1 stock split in the form of a 100% stock dividend.

Earnings Review

         Net income for the first nine months of 1996 amounted to $8.754 million or $1.39 per share. This represents an increase of 18% over net income earned during the same period in 1995. ($7.410 million or $1.18 per share). Mahoning National Bancorp, Inc.'s net income for the current quarter increased 15% to $3.004 million or $0.48 per share from $2.609 million or $0.41 per share for the same quarter in 1995.

         The primary component of earnings is net interest income. Net interest income for the first nine months of 1996 was $24.673 million compared with $22.882 million or an 8% increase from the comparable period in 1995. Net interest income for the current quarter increased 8% over the comparable period of 1995 ($8.308 million from $7.720 million).

         Interest and fees on loans increased $2.538 million in the first nine months of 1996 compared to the first nine months of 1995. This increase was the result of a $31.782 million increase in average loan balances for the first nine months of 1996 compared to 1995; $476.181 million compared to $444.399 million. In addition the yield of the loan portfolio for the first nine months of 1996 was 8.92% compared to 8.85% for the same period of 1995, a 7 basis point increase. Interest expense increased $700 thousand for the first nine months of 1996 compared to the same period in 1995. This increase in interest expense can be attributed to time deposit growth as consumers shifted funds from savings products into the higher yielding time deposits and an increase in the volume of securities sold under agreements to repurchase as more corporate customers and political subdivisions deposit into overnight "sweep" repurchase agreements. The average balances of time deposits for the first nine months of 1996, increased $11.436 million over the average balances for the same period in 1995. The cost of these funds also increased from 5.30% for the first nine months of 1995 to 5.41% for the first nine months of 1996, an 11 basis point increase. The average balance of securities sold under agreement to repurchase increased $14.845 million in the first nine months of 1996 over the same period in 1995, $89.203 million compared to $74.358.

         For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 18.

         In January of 1996 the Federal Reserve Bank reduced the discount rate and Mahoning National lowered its prime lending rate by 25 basis points. With this reduction a significant portion of the Company's loan portfolio was repriced downward immediately, while rates on interest bearing deposits and borrowings continued to decline more deliberately, with existing certificates of deposit repricing at slightly lower rates than previously experienced. The pressures of this pricing development were mitigated by volume increases in the loan portfolio and deposit pricing strategies. With the current uncertainty on which direction the Federal Reserve will move rates over the next twelve months, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results of the simulation indicated no significant impact on net interest income over the next twelve months.

         Other operating revenue for the first nine months of 1996, exclusive of security transactions, was $5.339 million or a 16% increase over the first nine months of 1995 total of $4.606 million. Other operating revenue for the current quarter, exclusive of security transactions, was $1.886 million compared to $1.621 million for the same quarter of 1995, a 16% increase.

         The largest component of other operating revenue in the first nine months of 1996 was service charges on deposit accounts which increased $511 thousand or 24% over the first nine months of 1995. Service charges on deposit accounts for the current quarter increased by $193 thousand or 26% over the same period in 1995, $928 thousand from $735 thousand. Mahoning National annually reviews all of its fee-based products and services for marketability and profitability. Adjustments to fees for the Company's products and services and the strengthening of controls for the collections of such fees are the reasons for the significant increase. While further fee increases are expected, management does not expect those increases to be as significant as those realized in the first nine months of 1996.

         Mahoning National Bank's Trust Department generated $1.945 million in other revenue in the first nine months of 1996, an increase of $127 thousand or 7% over the $1.818 million earned in the same period of 1995. The Trust Department generated $679 thousand of operating income in the third quarter of 1996, a 6% increase over the $643 thousand earned in the comparable quarter of 1995. This increase can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year.

         In the first nine months of 1995 the Company realized $27 thousand in security losses when $14.904 million of U.S. Government Securities were sold from the available for sale portfolio. A loss of $111 thousand was realized in the third quarter of 1995 when $4.927 million of collateralized mortgage obligations were sold from the available for sale portfolio. There were no security sales in the first nine months of 1996.

         Provision for loan losses for the first nine months of 1996 amounted to $1.675 million compared to $1.350 million for the comparable period in 1995. The provision for the current quarter was $600 thousand compared to $450 thousand for the same quarter of 1995. This increase is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

         Other operating expense for the first nine months increased $286 thousand or 2% from the comparable period in 1995 to $15.385 million from $15.099 million. For the current quarter other operating expense totaled $5.158 million compared to $4.915 million in the same quarter of 1995. As a percentage of average assets, other annualized operating expense was 2.75% for the first nine months of 1996 compared to 2.83% in the same time period of 1995.

         In September 1995 the Federal Deposit Insurance Corporation (FDIC) determined that the Bank Insurance Fund (BIF) was fully recapitalized as of the end of May 1995. As a result, the FDIC reduced Mahoning National's deposit insurance premium from $.23 per $100 of deposits to $.04 per $100 of deposits for the period June 1, 1995 thru December 31, 1995. As a result Mahoning National received a $343 thousand deposit insurance premium rebate in September 1995 for the period June 1, 1995 through September 30, 1995, which reduced third quarter operating expense. Beginning January 1, 1993, a risk weighted insurance premium schedule was implemented by the FDIC, which bases assessment rates on capital levels and bank regulator's ratings of the institution as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). For the first nine months of 1996 the Company was assessed a deposit insurance premium of $2 thousand which was a savings of $579 thousand over the same period in 1995. The FDIC premium for the third quarter of 1996 was $1 thousand compared to a $36 thousand credit for the same period in 1995 as a result of the FDIC rebate. The premium for the remainder of 1996 will total $1 thousand compared to $55 thousand, for the last three months of 1995.

         On September 30, 1996 the "Deposit Insurance Fund Act of 1996" was enacted. This Act requires FDIC insured banks to pay a 1.29 basis point assessment ($.0129 per $100 of deposits) for Bank Insurance Fund deposits, in 1997, 1998 and 1999. As a result of this assessment, management expects FDIC premium expense for 1997 to increase by approximately $80 thousand over 1996 expense.

         Salaries and employee benefits expense for the first nine months of 1996 increased $532 thousand or 7% and $312 thousand or 12% for the most recent quarter when compared to 1995. Salary expense increased $617 thousand or 10% for the first nine months of 1996 and $382 thousand for the current quarter when compared to the same periods in 1995. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1996 and increases in various employee incentive programs. In addition, as a result of departmental restructuring and selective staff reductions a one time charge of approximately $306 thousand was charged to salary expense in the third quarter of 1996. While this charge increased 1996 salary expense above expected levels it will provide for long term salary cost savings. Health care expenses for the first nine months of 1996 were $414 thousand compared to $506 thousand for the same period in 1995, a decrease of $92 thousand or 18%, mainly due to lower hospitalization claims in the first nine months of 1996. Beginning July 1, 1996, the Company's renewal rates for its health care offerings were slightly below the prior plan year premiums. The Company's renewal rates for the 1996-1997 plan year should keep health care expenses stable over the remainder of 1996 and into 1997.

         Expenses of premises and fixed assets for the first nine months of 1996 totaled $2.397 million, a 3% decrease ($84 thousand) from the same period in 1995. Current quarter expense totaled $775 thousand, a 13% decrease from the same quarter in 1995.

         Net occupancy expense, which represents various facility management expenses decreased $174 thousand for the first nine months of 1996 to $1.118 million from $1.292 million in 1995. For the current quarter, occupancy expense decreased to $353 thousand from $475 thousand in the same quarter of 1995. In the third quarter of 1995 a $67 thousand write-off of lease obligations related to the closing of two branch locations increased occupancy expense. Additional decreases in 1996 are the result of reduced building maintenance expense and increases in rental income from Main Office tenants.

         Equipment rental, depreciation and maintenance of $1.279 million increased $90 thousand over the first nine months of 1995 and increased $4 thousand in the third quarter of 1996 compared to the same period in 1995 as a result of increased depreciation expense on equipment, furniture and fixtures purchased in the second half of 1995 and first nine months of 1996.

         Other expenses, exclusive of the FDIC insurance assessment, increased $417 thousand in the first nine months of 1996, to $4.815 million from $4.398 million for the same period of 1995, a 9% increase. For the third quarter of 1996 other expense, exclusive of the FDIC insurance assessment, increased $12 thousand, a 1% increase over the third quarter of 1995. This increase is the result of amortization and support on software purchased late in the second quarter of 1995, state franchise tax increases, increased business activity and general inflationary increases. Additional increases in other expenses resulted from professional fee expenses related to a profitability study performed in the first half of 1996. These expenses will be off-set by year end with increased fee income and reduced business expenses realized as a result of that study. Total overhead expenses, exclusive of FDIC insurance assessments, for 1996 are expected to exceed 1995 expenses by approximately 10%.

Income Taxes

         Income tax expense for the first nine months of 1996 amounted to $4.198 million compared to $3.602 million for the same period in 1995. Income tax expense for 1996 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 31.6% for all of 1995, as a result of taxable income growth in 1996.

         The Statement of Condition includes approximately $3.023 million and $2.288 million of net deferred tax assets at September 30, 1996 and December 31, 1995 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

         The following annualized ratios reflect the earnings performance for the first nine months of 1996 compared to the same time period of 1995:

                                                     For the nine                       For the nine
                                                     months ended                       months ended
                                                     September 30, 1996                 September 30, 1995
                                                     ------------------                 ------------------
Return on Average Assets                              1.56%                               1.39%
Return on Average Equity                             16.14                               15.39
Return on Earning Assets
-Taxable Equivalent                                   8.01                                7.92
Interest Cost                                         3.24                                3.27
Net Interest Margin                                   4.77                                4.65


Balance Sheet Analysis

         As of September 30, 1996, total assets of Mahoning National reached a historic high of $775.342 million, an increase from December 31, 1995 total assets of $720.135 million. Average assets for the first nine months of 1996 amounted to $746.370 million compared to $713.812 million for the first nine months of 1995, a 5% increase. Through the first nine months of 1996 total deposits have decreased by $13.307 million while securities sold under agreement to repurchase and federal funds purchased have increased by $50.050 million. The significant growth in securities sold under agreements to repurchase are the result of more corporate customers and political subdivisions depositing into overnight "sweep" checking accounts. Overnight sweep account balances were $76.755 million on September 30, 1996, an increase of $16.497 million from December 31, 1995 balances of $60.258 million. This source of funds has grown significantly over the past three years and is expected to continue to grow, at more modest levels over the remainder of 1996.

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

         At September 30, 1996 the investment portfolio totaled $228.258 million (net of an $895 thousand unrealized loss on available for sale securities) which was an increase of $18.171 million from December 31, 1995.

         At September 30, 1996 the Company has classified investment securities with amortized cost and fair market value of $137.206 and $136.311 million respectively, or 60% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. The adoption of SFAS 115 has resulted in a decrease in the carrying amount of investment securities of $895 thousand with a decrease in stockholders' equity of $582 thousand net of deferred income taxes. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

         In 1995, $14.904 million of U.S. Government Securities and collateralized mortgage obligations were sold from the available for sale portfolio and were used to fund loan demand. There were no security sales in the first nine months of 1996. No securities were transferred between categories during the first nine months of 1996 or 1995.

Loans

         Total loans outstanding increased by $23.928 million or 5% from $462.435 million on December 31, 1995, to a historical high of $486.363 million on September 30, 1996, with a loan to deposit ratio of 86.62%. This increase is the result of continued loan demand coupled with an emphasis on business development by Mahoning National in the Residential mortgage and commercial loan areas. The areas of largest growth over the first nine months of 1996 have been; Residential mortgages which increased by $12.245 million from $144.481 million to $156.726 million, Commercial Mortgages which increased $7.235 million from $80.645 million to $87.880 million and the Commercial loan portfolio which increased by $5.251 million from $80.299 million to $85.550 million. Consumer loans decreased over the first nine months of 1996 to $132.424 million from $139.569 million at December 31, 1995.

         Consumer loan balances are dependent on the level of indirect automobile financing done by the bank. Substantial growth the past several years has not been sustained in the first nine months of 1996 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria. Consumer loan balances were down 5% during the first nine months of the year and given the rapid amortization in that portfolio, further reductions in loan balances are likely. The residential mortgage loan portfolio grew by 8% for the first nine months of 1996. Recent interest rate increases are likely to cause that growth to slow in the last three months of 1996. Commercial loans and commercial mortgages grew 7% and 9% respectively. The momentum established the past several years with a strong sales culture in the corporate and branch business development areas continue to result in new relationships. The continued strength of the local economy and good environment for construction also contributed to the strong growth. Commercial loans are expected to decline slightly over the last three months of 1996, with modest loan growth then projected for 1997.

         As of September 30, 1996, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $3.196 million compared to $2.258 million at December 31, 1995. Listed below is a schedule of the Company's non-performing assets:


 (Amounts in thousands)    September 30, 1996        December 31, 1995
------------------------   ------------------        -----------------
Non accrual loans               $1,837                     $1,322
Accruing loans 90 days
or more past due                 1,359                        936
                                ------                     ------
Non performing loans             3,196                      2,258
Restructured loans in
 compliance with modified
 terms                             479                        690
Other real estate owned             17                         36
                                ------                     ------
 Total problem assets           $3,692                     $2,984
                                ======                     ======
Total problem assets to
 total assets                     0.48%                      0.41%

         The following ratios will provide additional information on the status of the loan portfolio:

                                     As of                         As of
                               September 30, 1996           September 30, 1995
                               ------------------           ------------------
Loan to deposit ratio                86.62%                        79.35%
Non performing loans to
 total loans                           .66                           .47
Non performing loans to
 allowance for loan losses           42.27                         29.13
Allowance for loan losses
 to total loans                       1.55                          1.61
Net charge-offs to average
 loans                                 .27                           .18
Net charge-offs ($000)           $   1,269                     $     807

Shown below is a summary of the allowance for loan losses:

                                    For the nine                For the nine
                                    months ended                months ended
 (Amounts in thousands)             September 30, 1996          September 30, 1995
------------------------            ------------------          ------------------
Balance at beginning of period           $ 7,156                     $ 6,694
Provision charged to operating
 expense                                   1,675                       1,350
Recoveries of loans charged off              480                         375
Losses charged to allowance               (1,749)                     (1,182)
                                         -------                     -------
Balance at end of period                 $ 7,562                     $ 7,237
                                         =======                     =======

         Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" which were adopted on January 1, 1995, is as follows for the nine months ended September 30;

                                                    1996            1995
                                                    ----            ----
Principal amount of impaired loans                  $462            $959
Allowance allocated to impaired loans                125             425
                                                    ----            ----
Portion for which no allowance is allocated         $337            $534
                                                    ====            ====
Average investment in impaired loans for
the nine months ended September 30;                 $515            $891
                                                    ====            ====

Total cash collected on impaired loans during the first nine months of 1996 and 1995 was $170 thousand and $359 thousand respectively, $168 thousand which was credited to the principal balance outstanding and $2 thousand recognized as interest income in 1996, while $357 thousand was credited to the principal balance outstanding and $2 thousand recognized as interest income on such loans in 1995. Interest that would have been accrued on impaired loans in the first nine months of 1996 and 1995 was $39 thousand and $82 thousand respectively. Interest income recognized during the first nine months of both 1996 and 1995, was $2 thousand.

Provision for Loan Losses

         The policies of Mahoning National provide for loan loss reserves to adequately protect the Company against potential and/or identified loan losses consistent with sound and prudent banking practice.

         In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of September 30, 1996, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. Management is not aware of any information which causes serious doubts as to the ability of such borrowers to comply with the loan repayment terms. These remaining classified loans were either paying as agreed under original contract or were sufficiently collateralized to prevent a material loss in the event the loans were to default.

         The provision for loan losses charged to expense during the first nine months of 1996 was $1.675 million, an increase of $325 thousand from the 1995 first nine months provision. This increase was the result of the growth in the loan portfolio and an increase in consumer loan charge-offs. Net charge-offs on consumer loans and credit card and related plans totaled $1.285 million for the first nine months of 1996 compared to $755 thousand for the same period in 1995. The national trend of a high level of consumer debt and delinquencies is beginning to show locally. As a result of these trends and accompanying increases in non-performing loans and consumer charge-offs, in the first nine months of 1996, management expects to increase the fourth quarter provision to the loan loss reserve by approximately $225 thousand over the third quarter provision. These trends will continue to be monitored closely as the Company evaluates the adequacy of the allowance for loan losses over the next twelve months.

Liquidity and Capital

         It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and Repurchase agreements, U.S. Treasury Demand Notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $57 million have been established at Mahoning National's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming Residential mortgages on the secondary market. At September 30, 1996 and December 31, 1995, $64 thousand and $0 of Residential mortgage loans were designated as available for sale respectively. At September 30, 1996, $136.311 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

         An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a line of credit of $18.2 million and the necessary match funding for one to four family residential mortgage loans and allows the Company to better manage its interest rate risk. Mahoning National had $4.286 million outstanding in FHLB borrowings at September 30, 1996 compared to $1.302 million at December 31, 1995.

         Total Capital Accounts have grown $4.955 million or 7% in the first nine months of 1996. This increase reflects retained earnings less dividends paid and also reflects a $1.248 million unrealized loss on the available for sale investment portfolio for the first nine months of 1996. Dividends paid in 1996 year to date were $2.552 million or $.405 per share compared to $2.079 million or $.33 per share for the same period in 1995. Book value per share as of September 30, 1996 was $11.84 compared to $11.05 on December 31, 1995, (as adjusted for two for one stock split).

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

         Under regulations issued by the Federal Reserve and the Comptroller of the Currency, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At September 30, 1996, Mahoning National's leverage, Tier I and risk-based capital ratios were 10.07%, 15.70% and 16.96% respectively, compared to 9.62%, 15.02% and 16.27% at December 31, 1995. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all FDIC regulations. Mahoning National's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of Mahoning's balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one to four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements and maintaining the FDIC "well capitalized" classification to ensure the lowest deposit insurance premium assessment.

                         MAHONING NATIONAL BANCORP, INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                        For the Nine Months Ended              For the Nine Months Ended
                                                          September 30, 1996                      September 30, 1995
(Amounts in thousands)                               Average                       Average  Average                        Average
                                                     Balance          Interest      Rate%   Balance         Interest        Rate%
                                                   --------------------------------------  --------------------------------------
INTEREST YIELDS
Loans                                               $476,181           $31,901       8.92  $444,399          $29,415         8.85
Investment securities (1)                            223,436            10,285       6.13   221,584           10,145         6.12
Other earning assets                                   6,425               256       5.23     8,666              385         5.87
                                                   --------------------------------------  --------------------------------------
   Total return on earning assets                    706,042            42,442       8.01   674,649           39,945         7.92

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                  293,305             5,179       2.35   294,761            5,249         2.38
   Time deposits                                     209,675             8,509       5.41   198,239            7,855         5.30
                                                   --------------------------------------  --------------------------------------
     Total interest bearing deposits                 502,980            13,688       3.63   493,000           13,104         3.55

Federal funds purchased                                1,530                64       5.50     4,099              186         5.98
Repurchase agreements                                 89,203             3,021       4.51    74,358            2,755         4.95
Short term borrowings                                  6,370               245       5.05     8,550              373         5.83
Long term borrowings                                   4,035               163       5.39     1,342               63         6.28
                                                   --------------------------------------  --------------------------------------
     Total interest bearing liabilities             $604,118           $17,181       3.79  $581,349          $16,481         3.79


Interest spread                                                        $25,261       4.22                    $23,464         4.13
                                                                       ==================                    ====================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                    8.01                                    7.92
   Total interest cost                                                               3.24                                    3.27
                                                                                   ------                                  ------
     Net Interest Margin                                                             4.77                                    4.65
                                                                                   ======                                  ======

(1) Investment securities average balance is based on average carrying value while the average rate is calculated using average historical cost.


                                     PART II
                                OTHER INFORMATION
                         Mahoning National Bancorp, Inc.

Item 1   -        Legal Proceedings
                  None

Item 2   -        Changes in the Rights of the Company's Security Holders
                  None

Item 3   -        Default Upon Senior Securities
                  None

Item 4   -        Submission of Matters to a Vote of Security Holders
                  None

Item 5  -         Other Information
                  None

Item 6(a)  -      Exhibits

                  (27)     Financial Data Schedule

Item 6(b)  -      Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the nine months ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 12, 1996                 Mahoning National Bancorp, Inc.
     ---------------------



                                          /s/ Gregory L. Ridler
                                          ------------------------------------
                                          Gregory L. Ridler
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

DATE:  November 12, 1996
     ---------------------

                                          /s/ Norman E. Benden, Jr.
                                          ------------------------------------
                                          Norman E. Benden, Jr.
                                          Treasurer