Form 10-K405
period 1996-12-31
MAHONING NATIONAL BANCORP INC
filed 1997-03-20
CIK 882859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                             -----------------------
(Mark One)
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 X  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
---
For the fiscal year ended December 31, 1996
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from . . . . . . to . . . . . .
Commission file number 0-20255
                       -------

                         Mahoning National Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                  34-1692031
           ----                                  ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

23 FEDERAL PLAZA, YOUNGSTOWN, OH                     44501-0479
--------------------------------                     ----------
(Address of principal executive offices)             (Zip Code)

                                 (330) 742-7000
                                 --------------
                   (Registrant's telephone number) Securities
                registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----
         Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, NO PAR VALUE, STATED VALUE $1.00
                 ----------------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       /X/

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X                                  No
            -----                                  ----

         The aggregate market value of Common Stock, No Par Value, $1 Stated Value Per Share, held by non-affiliates on February 28, 1997, was approximately $142,931,000

         As of February 28, 1997, there were 6,300,000 shares of Common Stock, No Par Value, $1 Stated Value Per Share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I, II, and IV.

(2) The Notice of Annual Meeting of Shareholders and Proxy Statement relating to the 1997 Annual Meeting of Shareholders of the Corporation is incorporated by reference into Part III.

Mahoning National Bancorp, Inc.
Form 10-K

                                     PART I


ITEM 1. BUSINESS

         Mahoning National Bancorp, Inc. ("the Registrant") was incorporated in 1992 under the laws of the state of Ohio as a bank holding company.

         The Registrant has one wholly-owned subsidiary, The Mahoning National Bank of Youngstown (Mahoning National), which was organized under the laws of the State of Ohio in 1868.

         The Registrant has no employees; however, as of December 31, 1996 Mahoning National employed approximately 391 full-time equivalent employees.

         The Registrant and its subsidiary do not have any banking offices in a foreign country and with the exception of State of Israel Bonds totaling $60 thousand, has no foreign assets, liabilities or related income and expense for the years presented.

         A description of the Registrant's business and discussion of operations is set forth on pages 32 through 43 of the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, and is incorporated herein by reference.

ITEM 2. PROPERTIES

         The main office of the Registrant and its sole subsidiary, Mahoning National, is a thirteen-story office building located at 23 Federal Plaza in Youngstown, Ohio. Mahoning National owns both the land and the building at this location. The Registrant and Mahoning National occupy, and use for banking business 88,343 square feet of the approximately 182,000 square feet of usable space. The remainder of the building is leased to business and professional tenants.

         The Southside branch of Mahoning National is a two-story, 5,080 square foot office building located at 2901 Market Street, Youngstown, Ohio. Approximately one half of the building is used for banking services with the remainder of the building unoccupied and available for rent to business or professional tenants. Mahoning National owns both the land and building at this location.

         The Campbell branch office of Mahoning National is located at 809 McCartney Road, Campbell, Ohio. This 3,600 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location.

         The South and Midlothian branch of Mahoning National is located at 525
         E. Midlothian, Youngstown, Ohio. This 3,400 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location.

         The Kinsman branch office of Mahoning National is located at 8222 Main Street, Kinsman, Ohio. This 4,680 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location.

Mahoning National Bancorp, Inc.
Form 10-K



         The Brookfield branch office of Mahoning National is located at 579 Bedford Road, Brookfield, Ohio. This 3,700 square foot office is used strictly for banking services. Mahoning National owns both the land and the building at this location.

         The South & 224 branch office of Mahoning National, a 3,460 square foot office located at 7235 South Avenue, Youngstown, Ohio is used strictly for banking services. Mahoning National owns the building but leases the land at this location. The lease on the land at South & 224 expires on 05/31/04 with two 5 year options.

         The Boardman branch office of Mahoning National is located at 711 Boardman-Canfield Road, Boardman, Ohio. This 3,500 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location.

         The Canfield branch office of Mahoning National is located at 11 Manor Hill Drive, Canfield, Ohio. This 3,100 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location.

         The Registrant's subsidiary, Mahoning National maintains an additional fifteen banking offices which are located in Mahoning and Trumbull Counties in northeastern Ohio. All of these locations are leased and used strictly for banking services.

         All of the properties owned or leased by the Registrant's subsidiary are considered by management to be suitable and adequate for current operations.

ITEM 3. LEGAL PROCEEDINGS

         There is no pending material litigation, other than the ordinary routine litigation incidental to the business, to which the Registrant or its subsidiary is a party to or of which any property is subject to. Further, there are no material proceedings to which any director, officer or affiliate of the Registrant, or any associate of any such director, officer or affiliate is a party adverse to the Registrant or its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Registrant during the fourth quarter of 1996.

Mahoning National Bancorp, Inc.
Form 10-K



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         Market Information:

         The Registrant's common stock is traded Over-The-Counter generally in the Youngstown area. In local newspaper listings (Youngstown Vindicator) the Registrant's common shares may be reported as Mah Nat Bancorp.

         For additional information on the Company's common stock and related stockholder matters refer to Note-M on pages 25 and 26 of the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, included herein by reference.

         The prices presented below are bid prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. These prices may not reflect prices in actual transactions.

         Quarter                1996                        1995
                            High      Low               High     Low

         1st                22.13    19.00             14.25    14.00
         2nd                30.00    19.63             14.25    13.75
         3rd                28.75    24.50             14.50    14.13
         4th                26.25    22.50             20.00    14.50

         Holders of Registrant's Stock:

         At the close of business on January 31, 1997 there were approximately 1,572 stockholders of record of Mahoning National Bancorp, Inc. common stock.

         Dividend Information:

         For the frequency and amount of cash dividends declared in the past two years refer to "Market and Dividend Information" on page 1 of the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, included herein by reference. While the Company expects comparable cash dividends will be paid in the future, they will be dependent upon earnings, financial condition of the Company and other business factors.

Mahoning National Bancorp, Inc.
Form 10-K


         The dividend payout ratio of the Registrant for the past five years was as follows:

                  1996 = 30.66%
                  1995 = 29.09%
                  1994 = 29.07%
                  1993 = 30.38%
                  1992 = 34.20%


ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for each of the five years in the period ending December 31, 1996 can be found on pages 12 and 13 in the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         This information is contained on pages 33 through 43 in the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of the Independent Auditors can be found on pages 14 through 29 of the 1996 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference. The report of the predecessor auditors for the two years ended December 31, 1995 is incorporated herein by reference as Exhibit 99(a) - Report of Independent Certified Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         For information regarding the registrants change in accountants in 1996 refer to Form 8-K dated May 13, 1996, Change in Registrant's Certifying Accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" on pages 2 and 3 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(b), is incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

         Listed below are the names, ages, positions held and terms in office for the Registrant's executive officers and their positions held with the sole subsidiary, The Mahoning National Bank of Youngstown. The executive officers of the Registrant and the subsidiary serve at the direction of the Board of Directors, and are elected annually by the Board of Directors of the appropriate entity.

         Gregory L. Ridler
                  Age - 50

                  Current Positions - Chairman of the Board, President and Chief Executive Officer of Mahoning National Bancorp, Inc. (1992). President and Chief Executive Officer of Mahoning National Bank (1989).

         Parker T. McHenry
                  Age - 63

                  Current Positions - Vice President of Mahoning National Bancorp, Inc. (1992). Executive Vice President of Mahoning National Bank (1989).

         Richard E. Davies
                  Age - 57

                  Current Positions - Secretary for Mahoning National Bancorp, Inc. (1992). Senior Vice President and Cashier for Mahoning National Bank (1989).

         Norman E. Benden, Jr.
                  Age - 38

                  Current Positions - Treasurer for Mahoning National Bancorp, Inc. (1992). Senior Vice President and Chief Financial Officer
                  (1996).

                  Previous five year experience - Senior Vice President and Comptroller (1994), Vice President and Comptroller for Mahoning National Bank (1992).

         Compliance with Section 16(a) of the Securities Exchange Act of 1934.

                  The information pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 can be found on page 11 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(b), incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K



ITEM 11. EXECUTIVE COMPENSATION

          The information pertaining to executive compensation can be found on pages 6 through 10 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(b), incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


         (a)      Security ownership of certain beneficial owners.
                  None

         (b)      Security ownership of management.
                  The information pertaining to security ownership of management can be found on page 4 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(b), incorporated herein by reference.

                  The following details the security ownership of the executive officers of the Registrant:

                  Richard E. Davies - 2,396 shares of common stock
                                      (.038% of class)

                  Norman E. Benden, Jr. - 3,421 shares of common stock
                                          (.054% of class)

         (c)      Changes in control.
                  There are no contracts or arrangements known to the Registrant, that at a subsequent date, could result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         The information pertaining to certain relationships and related transactions can be found under the caption "Transactions with Management" on page 11 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(b), incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.  Financial Statements:
                  The following consolidated financial statements of the Registrant appear on pages 14 through 29 of the Registrant's 1996 Annual Shareholders Report, Exhibit 13 to this Form 10-K, and are incorporated herein by reference:
                    Consolidated Statements of Financial Condition -
                           December 31, 1996 and 1995
                    Consolidated Statements of Income -
                           Three years ended December 31, 1996
                    Consolidated Statements of Changes in
                    Stockholders' Equity -
                           Three years ended December 31, 1996
                    Consolidated Statements of Cash Flows -
                           Three years ended December 31, 1996
                    Notes to Consolidated Financial Statements
                    Report of Independent Auditors

              1a. Report of Predecessor Independent Auditors:
                  The report of the predecessor auditors for the two years ended December 31, 1995 is incorporated herein by reference as Exhibit 99(a) - Report of Independent Certified Public Accountants.

              2.  Financial Statement Schedules:
                  Schedules normally required of Form 10-K are omitted since the required information is not applicable, not deemed material or is shown in the respective consolidated financial statements or notes thereto.

         (b)  1.  Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

         (c)  1.  Exhibits:

                        (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. Not applicable.

                        (3a) The Articles of Incorporation of Mahoning National Bancorp, Inc., filed on the Registrant's Form S-4, File # 33-45045 effective February 11, 1992, in addition Form 8-K, dated March 21, 1995, Certificate of Amendment by Shareholders to the

Mahoning National Bancorp, Inc.
Form 10-K



                                Articles of Incorporation of Mahoning National Bancorp, Inc., and Form 8-K, dated March 19, 1996, Certificate of Amendment by Shareholders to the Articles of Incorporation of Mahoning National Bancorp, Inc., and Amendment of Article Fourth of the Articles of Incorporation of Mahoning National Bancorp, Inc., is incorporated herein by reference.

                        (3b) The Bylaws of Mahoning National Bancorp, Inc., filed on the Registrant's Form S-4, File #33-45045 effective February 11, 1992, is incorporated herein by reference.

                        (4) Instruments defining the Rights of Security Holders, Including Indentures, filed on the Registrant's Form S-4, File # 33-45045 effective February 11, 1992, is incorporated herein by reference.

                        (9)     Voting Trust Agreement
                                  Not applicable.

                        (10)    Material Contracts:
                                (10a) The Change of Control Agreement between Mahoning National Bancorp, Inc., and Gregory L. Ridler - Chairman of the Board, President and Chief Executive Officer, filed with the Registrant's Form 10-K dated December 31, 1992 is incorporated herein by reference.

                                (10b)   Lease between Manufacturer Finance
                                        Programs Inc. and Mahoning National
                                        Bancorp, Inc., filed with the
                                        Registrant's Form 10-K dated December
                                        31, 1992 is incorporated herein by
                                        reference.

                                (10c)   Executive Phantom Stock Bonus Plan
                                        between The Mahoning National Bank of
                                        Youngstown and Executive Officers -
                                        Gregory L. Ridler, filed with the
                                        Registrant's Form 10-K dated December
                                        31, 1993 is incorporated herein by
                                        reference.

                                (10d)   Executive Phantom Stock Bonus Plan
                                        between The Mahoning National Bank of
                                        Youngstown and Executive Officers -
                                        Patrick A. Sebastiano, filed with the
                                        Registrant's Form 10-K dated December
                                        31, 1993 is incorporated herein by
                                        reference.

                                (10e)   Executive Phantom Stock Bonus Plan
                                        between The Mahoning National Bank of
                                        Youngstown and Executive Officers -
                                        Frank Hierro, filed with the

Mahoning National Bancorp, Inc.
Form 10-K

                                        Registrant's Form 10-K dated December
                                        31, 1993 is incorporated herein by
                                        reference.

                                (10f)   Executive Phantom Stock Bonus Plan
                                        between The Mahoning National Bank of
                                        Youngstown and Executive Officers -
                                        Norman E. Benden, Jr., filed with the
                                        Registrant's Form 10-K dated December
                                        31, 1993 is incorporated herein by
                                        reference.

                                (10g)   Executive Deferred Cash Bonus Plan
                                        between The Mahoning National Bank and
                                        Executive Officers - Parker T. McHenry,
                                        filed with the Registrant's Form 10-K
                                        dated December 31, 1993 is incorporated
                                        herein by reference.

                                (10h) Supplemental Executive Retirement Plan between Mahoning National Bank and Gregory L. Ridler is incorporated herein by reference.

                                (10i) Split Dollar Life Insurance Plan between Mahoning National Bank and Gregory Ridler is incorporated herein by reference.

                                (11) Statement Regarding Computation of Per Share Earnings.

                                        The necessary information can be found
                                        under Note A-12 of the Notes to the
                                        Consolidated Financial Statements on
                                        page 19 of the 1996 Annual Report to
                                        Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

                                (12)    Statement Regarding Computation of
                                        Ratios.
                                        Not applicable.

                                (13)    1996 Annual Report to Shareholders.

                                (16) Letter Regarding Change in Certifying Accountant. Refer to Form 8-K, dated May 13, 1996, Change in Registrants Certifying Accountant, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K


                                (18) Letter Regarding Change in Accounting Principles
                                          Not applicable.

                                (21)    Subsidiaries of the Registrant.

                                (22)    Published Report Regarding Matters
                                        Submitted to Vote of Security Holders.
                                          Not applicable.

                                (23)    Consents of Experts and Counsel.
                                          Not applicable.

                                (24)    Power of Attorney.
                                          Not applicable.

                                (27)    Financial Data Schedule.

                                (28) Information from Reports Furnished to State Insurance Regulatory Authorities.
                                          Not applicable.

                                (99)    Additional Exhibits.

                                       (a)      Report of Independent Certified
                                                Public Accountants. Predecessor
                                                auditors report for the two
                                                years ended December 31, 1995.

                                       (b)      The Registrant's Notice of
                                                Annual Meeting and Proxy
                                                Statement dated March 18, 1997.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 1997.

                  MAHONING NATIONAL BANCORP, INC.
                  (Registrant)




                  /s/ Gregory L. Ridler
                  -------------------------------
                  GREGORY L. RIDLER
                  President
                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 1997.



/s/ Norman E. Benden, Jr.                 /s/ Gregory L. Ridler
---------------------------------         -------------------------------------
Norman E. Benden, Jr. - Treasurer         Gregory L. Ridler
(Principal Financial and                  Chairman of the Board,
 Accounting Officer)                      President and Chief Executive Officer



/s/ Frank A. Kramer                       /s/ Warren P. Williamson, III
---------------------------------         -------------------------------------
Frank A. Kramer - Director                Warren P. Williamson, III - Director



/s/ Daniel B. Roth                        /s/ Dominic A. Bitonte
----------------------------------        -------------------------------------
Daniel B. Roth - Director                 Dominic A. Bitonte - Director

Mahoning National Bancorp, Inc.
Form 10-K



                                  EXHIBIT INDEX



Exhibit                                                                  Page
Number


13                1996 Annual Report to Shareholders                      14

21                Subsidiaries of the Registrant                          63

27                Financial Data Schedule                                 64

99(a)             Report of Independent Certified Public Accountants.
                  Predecessor Auditors Report for the two years ended
                  December 31, 1995.                                      65

99(b)             Registrant's Notice of Annual Meeting and
                  Proxy Statement dated March 18, 1997                    67