Form 10-Q
period 1997-03-31
MAHONING NATIONAL BANCORP INC
filed 1997-05-13
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               -----------------

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1997

                                       or

             [ ] Transition Report Pursuant to Section
                 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from

                                  _____to_____


                               -----------------

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of April 30, 1997.

                         MAHONING NATIONAL BANCORP, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
         Consolidated Balance Sheet (unaudited) -
         March 31, 1997 and
         December 31, 1996                                                  3

         Consolidated Statements of Income-
         Three Months Ended March 31, 1997
         and 1996 (unaudited)                                               4

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1997 and 1996
         (unaudited)                                                        5

         Notes to Consolidated Financial Statements                         6

         Item 2 - Management Discussion and Analysis
         of Operations and Liquidity and Capital Resources                7-15

         Item 3 - Summary of Average Balances and Interest Rates            16

PART II - OTHER INFORMATION                                              17-18

         Exhibit Number 27 - Financial Data Schedule

SIGNATURES                                                                  19

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Amounts in thousands)

                                                               MARCH 31,      DECEMBER 31,
ASSETS                                                          1997             1996
                                                            ------------     ------------
Cash and due from banks                                       $  27,067       $  29,257
Federal funds sold                                               15,700          19,500
Investment securities available for sale - at fair value        158,822         143,600
Investment securities held to maturity - at cost
  (Market value $76,562 at March 31, 1997
   and $85,646 at December 31, 1996)                             76,991          85,732
Loans                                                           491,361         477,795
  Less allowance for possible loan losses                         7,530           8,112
                                                              ---------       ---------
        Net loans                                               483,831         469,683
Bank premises and equipment                                       8,736           8,981
Other assets                                                     14,201          12,807
                                                              ---------       ---------
        Total assets                                          $ 785,348       $ 769,560
                                                              =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                      $  68,904       $  70,706
    Interest bearing
      Savings                                                   276,322         282,929
      Time                                                      200,166         197,363
                                                              ---------       ---------
        Total deposits                                          545,392         550,998
  Federal funds purchased and securities
    sold under agreement to repurchase                          141,583         122,467
  Short term borrowings                                          10,428          10,235
  Long term borrowings                                            3,841           4,065
  Other liabilities                                               6,310           4,700
                                                              ---------       ---------
        Total liabilities                                       707,554         692,465
                                                              ---------       ---------

STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                            6,300           6,300
  Additional paid-in capital                                     44,100          44,100
  Retained earnings                                              28,752          26,627
  Unrealized (loss) gain on investment securities
    available for sale, net of deferred taxes                    (1,358)             68
                                                              ---------       ---------
        Total stockholders' equity                               77,794          77,095
                                                              ---------       ---------
        Total liabilities and
          stockholders' equity                                $ 785,348       $ 769,560
                                                              =========       =========


See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE THREE  FOR THE THREE
                                                       MONTHS ENDED   MONTHS ENDED
(Amounts in thousands, except per share data)         MARCH 31, 1997 MARCH 31, 1996
                                                        (UNAUDITED)   (UNAUDITED)
                                                        -----------   -----------
INTEREST INCOME
  Interest and fees on loans                              $10,649         $10,451
  Interest on investment securities
    Taxable                                                 3,118           3,038
    Nontaxable                                                243             187
  Interest on federal funds sold                              178             100
                                                          -------         -------
                                                           14,188          13,776
INTEREST EXPENSE
  Interest on deposits                                      4,220           4,616
  Interest on federal funds purchased and
    securities sold under agreement to repurchase           1,489             942
  Interest on short term borrowings                            98              76
  Interest on long term borrowings                             54              42
                                                          -------         -------
                                                            5,861           5,676
                                                          -------         -------
         Net interest income                                8,327           8,100
PROVISION FOR LOAN LOSSES                                     800             525
                                                          -------         -------
         Net interest income after
           provision for loan losses                        7,527           7,575

OTHER OPERATING REVENUE
  Trust department income                                     710             602
  Service charges on deposit accounts                         995             824
  Other service charges                                       191             157
  Other revenue                                                69              80
  Gain on sale of investment securities
    available for sale                                        178              --
                                                          -------         -------
                                                            2,143           1,663
                                                          -------         -------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                            2,704           2,656
  Expenses of premises and fixed assets                       802             809
  Other expense                                             1,519           1,638
                                                          -------         -------
                                                            5,025           5,103
                                                          -------         -------
         Income before income taxes                         4,645           4,135
INCOME TAX EXPENSE                                          1,512           1,343
                                                          -------         -------
         NET INCOME                                       $ 3,133         $ 2,792
                                                          =======         =======

NET INCOME PER COMMON SHARE                               $  0.50         $  0.44

DIVIDENDS PER SHARE                                          0.16         $ 0.135

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           THREE MONTHS    THREE MONTHS
(Amounts in thousands)                                                        ENDED           ENDED
                                                                         MARCH 31, 1997  MARCH 31, 1996
                                                                         ------------------------------
Cash flows from operating activities                                        $  5,296       $  4,621

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale         5,084          1,003
  Proceeds from maturities of investment securities held to maturity           8,735          8,425
  Sale of investment securities available for sale                            20,075             --
  Purchase of investment securities available for sale                       (42,377)        (6,257)
  Purchase of investment securities held to maturity                              --        (21,864)
  Net increase in loans                                                      (15,249)        (9,776)
  Net decrease in federal funds sold                                           3,800          2,800
  Capital expenditures                                                           (25)          (182)
                                                                         ------------------------------
        Net cash (used in) provided by investing activities                  (19,957)       (25,851)

Cash flows from financing activities
  Net decrease in deposits                                                    (5,606)        (7,035)
  Net increase in federal funds purchased and
    securities sold under agreement to repurchase                             19,116         21,592
  Net increase in short term borrowings                                          193            822
  Proceeds from long term borrowings                                              --          3,500
  Payments on long term borrowings                                              (224)           (82)
  Dividends paid                                                              (1,008)          (851)
                                                                         ------------------------------
        Net cash provided by (used in) financing activities                   12,471         17,946

        Net decrease in cash and cash equivalents                             (2,190)        (3,284)
Cash and cash equivalents at beginning of year                                29,257         30,731
                                                                         ------------------------------
Cash and cash equivalents at end of quarter                                 $ 27,067       $ 27,447
                                                                         ==============================


Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
    Interest                                                                $  5,919       $  5,564
                                                                         ==============================
    Income Taxes                                                                  $-             $-
                                                                         ==============================
  Non-cash transactions:
    Transfer from loans to other real estate owned                          $     28       $     17
                                                                         ==============================

                         MAHONING NATIONAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The financial information presented is prepared in accordance with generally accepted accounting principles and general policies within the financial service industry. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. All significant intercompany balances and transactions have been eliminated and the information furnished includes all adjustments consisting of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The results of the interim financial information presented are not necessarily indicative of the results of operations for the full calendar year ending December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Earnings Review

Net income for the first three months of 1997 amounted to $3.133 million or $0.50 per share. This represents an increase of 12% over net income earned during the same period in 1996 ($2.792 million or $0.44 per share). The Company's return on assets (ROA) and return on equity (ROE) were 1.66% and 16.20% respectively for the first three months of 1997 compared to 1.52% and 15.73% respectively for the same period of 1996.

The primary component of earnings is net interest income. Net interest income for the first three months of 1997 was $8.327 million compared with $8.100 million or a 3% increase from the comparable period in 1996.

Interest and fees on loans increased $198 thousand in the first three months of 1997 compared to the first three months of 1996. This increase was the result of a $14.682 million increase in average loan balances for the first three months of 1997 compared to 1996; $484.676 million compared to $469.994 million. The increase in average loan balances for the first three months of 1997 accounted for approximately $243 thousand in additional interest and fee income on loans. This increase was partially offset by a reduction in interest and fee income of approximately $45 thousand due to a three (3) basis point reduction in loan yields. Interest expense increased $185 thousand for the first quarter of 1997 compared to the same period in 1996. This increase can be attributed to an increase in the volume of securities sold under agreements to repurchase as first quarter 1997 average balances increased $45.421 million over average balances in the same period of 1996. This increase in funding offset the $14.886 million decrease in average savings deposits in the first quarter of 1997 compared to the same period in 1996. The average balance of time deposits for the first three months of 1997 decreased $10.363 million from the average balances for the same period of 1996. The cost of time deposits also decreased from 5.52% in the first three months of 1996 to 5.31% for the first three months of 1997, a 21 basis point decrease. While time deposit costs for 1997 are currently lower than 1996 costs, they should increase throughout the year as maturing certificates are repricing at higher rates and the local time deposit market remains extremely competitive. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs.

For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 16.

In late March of 1997 the Federal Reserve Bank increased the discount rate and Mahoning National increased its prime lending rate by 25 basis points. With this increase a significant portion of the Company's loan portfolio was repriced upward immediately, while rates on interest bearing deposits and borrowings continued to increase more deliberately, with existing certificates of deposit repricing at slightly higher rates than previously experienced. The impact of this pricing change had minimal impact on first quarter earnings due to the rate adjustments occurring so late in the first quarter. The net interest margin for the first quarter of 1997 was 4.74%, a five (5) basis point decrease from the 4.79% net interest margin in the first quarter of 1996. Management continuously monitors and manages the potential impact of interest rate changes on earnings, capital and product mix. With the current uncertainty on which direction the Federal Reserve will move rates over the next twelve months, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results of the simulation indicated no significant impact on net interest income over the next twelve months.

Other operating revenue of $1.965 million, exclusive of security transactions, increased $302 thousand or 18% over the first three months of 1996 total of $1.663 million.

The largest component of other operating revenue in the first quarter of 1997 was service charges on deposit accounts which increased $171 thousand or 21% over the first quarter of 1996. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.04% for the first three months of 1997 compared to .91% for the same period in 1996. Mahoning National annually reviews all of its fee-based products and services for marketability and profitability. Adjustments to fees for the Company's products and services, and the strengthening of controls for the collection of such fees, are the reasons for the significant increase. In the first three months of 1997, service charges on deposit accounts as a percentage of average deposits increased to
 .74% from .58% for the same period in 1996. While management expects other operating revenue to continue to exceed 1996 levels, the increases will not be as significant as those realized in the first quarter of 1997.

Mahoning National Bank's Trust Department generated $710 thousand in other revenue in the first three months of 1997, an increase of $108 thousand or 18% over the $602 thousand earned in the same period of 1996. This increase can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year.

In February of 1997 the Company realized a $178 thousand gain when $20.075 million of U.S. Government Securities were sold from the available for sale portfolio. There were no security sales in the first three months of 1996.

Provision for loan losses for the first quarter of 1997 amounted to $800 thousand compared to $525 thousand for the comparable period in 1996. This increase is discussed in more detail under the Provision for Loan Loss heading later in this discussion.

Other operating expense for the first quarter decreased $78 thousand or approximately 2% from the comparable period in 1996, $5.025 million from $5.103 million. As a percentage of average assets, other operating expense was 2.66% for the first quarter of 1997 compared to 2.79% in the same period of 1996.

Salaries and employee benefits expense for the first three months of 1997 increased $48 thousand or 2% from the same period in 1996. Salary expense alone increased $50 thousand or 2% for the first three months of 1997 when compared to the same period in 1996. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1997 and increases in various employee incentive programs. Health care expenses for the first three months of 1997 were $185 thousand compared to $168 thousand for the same period in 1996, an increase of $17 thousand or 10%. It is unknown at this time what the Company's health care renewal rates will be for the plan year beginning July 1, 1997. These increases were offset somewhat by a decrease in pension expense for the first three months of 1997.

Other expenses decreased $119 thousand in the first quarter of 1997, to $1.519 million from $1.638 million for the same period of 1996, a 7% decrease. This decrease was the result of reduced state franchise taxes, insurance and bond premiums and professional expenses. Overhead expenses for the remainder of 1997 are expected to approximate 1996 expense levels.

Income Taxes

Income tax expense for the first three months of 1997 amounted to $1.512 million compared to $1.343 million for the same period in 1996. Income tax expense for 1997 is being accrued at an effective rate of approximately 32.6%, which compares to an effective tax rate of 32.3% for all of 1996.

The Statement of Condition includes approximately $3.450 million and $2.681 million of net deferred tax assets at March 31, 1997 and December 31, 1996 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first three months of 1997 compared to the same time period of 1996:

                                      For the three              For the three
                                      months ended               months ended
                                      March 31, 1997             March 31, 1996
                                      --------------             --------------

Return on Average Assets                      1.66%                       1.52%
Return on Average Equity                     16.20                       15.73
Return on Earnings Assets
-Taxable Equivalent                           8.00                        8.07
Interest Cost                                 3.26                        3.28
Net Interest Margin                           4.74                        4.79

Statements of Condition

As of March 31, 1997, total assets of Mahoning National amounted to $785.348 million, an increase from December 31, 1996 total assets of $769.560 million. Average assets for the first quarter of 1997 amounted to $767.458 million compared to $734.551 million for the same quarter of 1996, a 4% increase. Through the first three months of 1997 total loans increased $13.566 million or 3% from year end while the investment portfolio increased $6.481 million or 3% in that same period. The growth in earning assets was primarily funded with a $19.116 million increase in securities sold under agreements to repurchase and earnings retention, which were partially offset by a decline in deposits of $5.606 million. The significant growth in securities sold under agreements to repurchase are the result of more corporate customers and political subdivisions depositing into overnight "sweep" checking accounts. Overnight sweep account balances were $121.433 million on March 31, 1997, an increase of $19.116 million from December 31, 1996 balances of $102.317 million. This source of funds has grown significantly over the past three years. It is expected sweep balances will remain at current levels into the third quarter of 1997, when balances are then expected to decline by approximately $30 million due to a corporate sweep customer consolidating their funds with a financial institution outside of our market area.

Investment Portfolio

The deposits and other borrowings of Mahoning National, in excess of required reserves and operating funds of the Bank, are invested in loans, investment securities and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings and safety of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and offer a favorable return to the stockholders.

At March 31, 1997 the investment portfolio totaled $235.813 million (net of a $2.089 million unrealized loss on available for sale securities) which was an increase of $6.481 million from December 31, 1996.

At March 31, 1997 the Company has classified investment securities with amortized cost and fair market value of $160.911 and $158.822 million respectively, or 68% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. The adoption of SFAS 115 has resulted in a decrease in the carrying amount of investment securities of $2.089 million with a decrease in stockholders' equity of $1.358 million net of deferred income taxes. Those securities classified as available for sale afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

In the first quarter of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There were no security sales in the first quarter of 1996. No securities were transferred between categories in the first three months of 1997.

Loans

Total loans outstanding increased by $13.566 million or 3% from $477.795 million on December 31, 1996, to a historic high of $491.361 million on March 31, 1997. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 90.09% at March 31, 1997, compared to 86.71% at December 31, 1996.

The increase in the loan portfolio in the first three months of 1997 is the result of continued loan demand and good results from business development efforts. The areas of largest growth in the first three months of 1997 were commercial loans and nonresidential mortgages.

Commercial loans increased by $13.180 million or 15% from $87.117 million to $100.297 million and nonresidential mortgages increased $4.284 million from $95.081 million to $99.365 million in the first three months of 1997. The momentum established the past several years with a strong sales culture in the corporate and branch business development areas continue to result in new relationships. The continued strength of the local economy and good environment for construction also contributed to the strong growth. Modest commercial loan growth is projected for the remainder of 1997.

Consumer loans decreased $3.891 million or 3% in the first three months of 1997 after decreasing $10.496 million or 8% in 1996. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. Substantial growth of the past years was not sustained in 1996 and the first three months of 1997 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to increased charge-offs and delinquency trends. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) will impact future growth and necessitate a commitment to providing the dealer network with a very high level of service. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, and a projected slow down in our national economy, consumer loan totals are expected to continue to decline throughout 1997.

As of March 31, 1997, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $3.872 million compared to $4.629 million at December 31, 1996. Listed below is a schedule of the Company's non-performing assets:

  (Amounts in thousands)                             March 31, 1997             December 31, 1996
--------------------------                           --------------             -----------------
Non accrual loans                                           $2,795                       $3,698
Accruing loans 90 days
 or more past due                                            1,077                          931
                                                           -------                      -------
Non performing loans                                         3,872                        4,629
Restructured loans in
 compliance with modified
 terms                                                         341                          411
Other real estate owned                                        267                          269
                                                           -------                      -------
Total problem assets                                        $4,480                       $5,309
                                                            ======                       ======

Total problem assets to
 total assets                                                0.57%                        0.69%
Non performing loans to
 total loans                                                  .79                          .97
Non performing loans to
 allowance for loan losses                                  51.42                        57.06


Shown below is a summary of the allowance for loan losses:

                                                     For the three              For the three
                                                     months ended               months ended
  (Amounts in thousands)                             March 31, 1997            March 31, 1996
--------------------------                           --------------            --------------

Balance at beginning of period                             $8,112                      $7,156
Provision charged to operating
 expense                                                      800                         525
Recoveries of loans charged off                               122                         131
Losses charged to allowance                                (1,504)                       (541)
                                                           ------                      ------
Balance at end of period                                   $7,530                      $7,271
                                                           ======                      ======

Allowance for loan losses
 to total loans                                              1.53                        1.54
Net charge-offs to average
 loans                                                        .29                         .09

Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the quarter ended March 31:

                                                                   1997                  1996
                                                                   ----                  ----

Principal amount of impaired loans                               $1,054                  $522
Allowance allocated to impaired loans                               350                   125
                                                                -------                 -----
Portion for which no allowance is allocated                        $704                  $397
                                                                =======                 =====

Average investment in impaired loans for
 the quarter ended March 31:                                     $1,136                  $555
                                                                 ======                  ====

Total cash collected on impaired loans during the first quarter of 1997 and 1996 was $159 thousand and $108 thousand respectively, all of which was credited to the principal balance outstanding. Interest that would have been accrued on impaired loans in the first quarter of 1997 and 1996 was $25 thousand and $14 thousand respectively. No interest income was recognized during the first quarter of 1997 or 1996 on impaired loans.

Provision For Loan Losses:

The policies of Mahoning National provide for loan loss reserves to adequately protect the Company against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice.

In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies, anticipated charge-offs and portfolio trends. As of March 31, 1997, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first quarter of 1997 was $800 thousand, an increase of $275 thousand from the 1996 first quarter provision. This increase was the result of the growth in the loan portfolio and increases in consumer loan and commercial loan charge-offs.

Net charge-offs on consumer loans and credit card related plans totaled $606 thousand for the first three months of 1997 compared to $383 thousand for the same period in 1996. The Company's experience in 1996 and the first three months of 1997 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings. In mid-1996 the Company implemented stricter underwriting guidelines and completed an analysis of the collection department to strengthen collection efforts. The result of these actions should have a positive impact on consumer charge-offs starting in the second quarter of 1997.

Late in the first quarter of 1997, the Company became aware of a severe deterioration in the financials of a particular Commercial loan customer. In the subsequent loan work-out with this company, which resulted in a secured party sale, a portion of that loan ($750 thousand), was charged-off.

It is anticipated that some of the amounts charged-off in the first quarter will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

The trends discussed above will continue to be monitored closely during the year as the Company evaluates the adequacy of the allowance for loan losses. While future provisions to the loan loss reserve are dependent upon the growth and quality of the loan portfolio, it is estimated that for the remainder of 1997, quarterly provisions will approximate first quarter levels. At March 31, 1997, the allowance for loan losses totaled $7.530 million or 1.53% of total loans, compared to $7.271 million or 1.54% at March 31, 1996.

Liquidity and Capital

It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at Mahoning National's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At March 31, 1997 and December 31, 1996, $391 thousand and $395 thousand of residential mortgage loans were designated as available for sale respectively. At March 31, 1997, $158.822 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a line of credit of $24.6 million and funding for one-to-four family residential mortgage loans and allows the Company an additional tool to manage its interest rate risk. Mahoning National had $3.841 million outstanding in FHLB borrowings at March 31, 1997 compared to $4.065 million at December 31, 1996.

Total Capital Accounts have grown $699 thousand or 1% in the first three months of 1997. This increase reflects retained earnings less dividends paid and also reflects a $1.426 million unrealized loss on the available for sale investment portfolio for the first three months of 1997. Dividends paid in 1997 year to date were $1.008 million or $.16 per share compared to $851 thousand or $.135 per share for the same period in 1996. Book value per share as of March 31, 1997 was $12.35 compared to $12.24 on December 31, 1996.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 1997, Mahoning National Bancorp's leverage, Tier 1 and total risk-based capital ratios were 10.25%, 16.46% and 17.71%, respectively, compared to 10.27%, 16.31% and 17.57%
at December 31, 1996, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. Mahoning National's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                         MAHONING NATIONAL BANCORP, INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                      FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                            MARCH 31, 1997                             MARCH 31, 1996

(Amounts in thousands)                           AVERAGE                     AVERAGE        AVERAGE                        AVERAGE
                                                 BALANCE     INTEREST         RATE%         BALANCE     INTEREST            RATE%
                                            ----------------------------------------   ------------------------------------------
INTEREST YIELDS
Loans                                           $484,676      $10,701          8.95%       $469,994     $10,526             8.98
Investment securities                            230,334        3,492          6.15%        215,883       3,326             6.18
Other earning assets                              13,439          178          5.31%          7,455         100             5.31
                                            ----------------------------------------   ------------------------------------------
   Total return on earning assets                728,449       14,371          8.00%        693,332      13,952             8.07

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                              279,131        1,607          2.33%        294,017       1,728             2.36
   Time deposits                                 199,458        2,613          5.31%        209,821       2,888             5.52
                                            ----------------------------------------   ------------------------------------------
     Total interest bearing deposits             478,589        4,220          3.58%        503,838       4,616             3.67

Federal funds purchased                               70            1          5.23%            975          13             5.28
Repurchase agreements                            127,241        1,489          4.74%         81,820         929             4.55
Short term borrowings                              7,670           98          5.11%          6,038          76             4.96
Long term borrowings                               3,988           53          5.46%          3,026          42             5.58
                                            ----------------------------------------   ------------------------------------------
     Total interest bearing liabilities         $617,558       $5,861          3.85%       $595,697      $5,676             3.82


Interest spread                                                $8,510          4.15%                     $8,276             4.25
                                                         ===========================                =============================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                              8.00%                                        8.07
   Total interest cost                                                         3.26%                                        3.28
                                                                      --------------                              --------------
     Net Interest Margin                                                       4.74%                                        4.79
                                                                      ==============                              ==============

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
                  None

                  The Annual Shareholders meeting of Mahoning National Bancorp, Inc. was held March 18, 1997 for the purpose of:

       1) To elect three (3) directors to Class II of the Corporation's staggered Board of Directors to serve a two-year term or until their successors shall have been elected and qualified.

                  The following Directors were elected to the Company's Board of
                  Directors:

                                                                                   Withhold
                                                                                   Authority
                Nominee                         Class             For               to Vote
                -------                         -----             ---               -------
                Charles J. McCrudden, Jr.          II           4,545,574            26,119
                Gregory L. Ridler                  II           4,543,538            28,155
                Daniel B. Roth                     II           4,544,374            27,319

                The following are the Directors whose terms in office as Directors continued after the meeting:

                Director                                    Class
                --------                                    -----
                Dominic A. Bitonte                             I
                Frank A. Kramer                                I
                Warren P. Williamson, III                      I

Item 5  -       Other Information
                None

Item 6(a)  -    Exhibits

                (27)     Financial Data Schedule

Item 6(b)  -    Reports on Form 8-K
                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 12, 1997                          Mahoning National Bancorp, Inc.
     ---------------------------



                                               /s/ Gregory L. Ridler
                                               -----------------------------
                                               Gregory L. Ridler
                                               Chairman of the Board,
                                               President and Chief
                                               Executive Officer

DATE:    May 12, 1997
                                               /s/ Norman E. Benden, Jr.
     ---------------------------               -----------------------------
                                               Norman E. Benden, Jr.
                                               Treasurer