Form 10-Q
period 1997-06-30
MAHONING NATIONAL BANCORP INC
filed 1997-08-11
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1997

                                       or

             [ ] Transition Report Pursuant to Section
               13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
                                   ----  ----

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of July 31, 1997.

                         MAHONING NATIONAL BANCORP, INC.

                                      INDEX

                                                                                Page Number
                                                                                -----------
PART     I - FINANCIAL INFORMATION
         Item 1 - Financial Statements Consolidated
         Balance Sheet (unaudited) June 30, 1997 and
         December 31, 1996                                                          3

         Consolidated Statements of Income-
         Three and Six Months Ended June 30, 1997
         and 1996 (unaudited)                                                       4

         Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1997 and 1996
         (unaudited)                                                                5

         Notes to Consolidated Financial Statements                                 6

         Item 2 - Management Discussion and Analysis
         of Operations and Liquidity and Capital Resources                       7-16

         Item 3 - Summary of Average Balances and Interest Rates                   17

PART II - OTHER INFORMATION                                                     18-19

         Exhibit 10 - Material Contracts                                       20-120

         Exhibit Number 27 - Financial Data Schedule

SIGNATURES                                                                        121

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (UNAUDITED)

(Amounts in thousands)
                                                           JUNE 30,    DECEMBER 31,
ASSETS                                                       1997          1996
                                                           ---------   ------------
Cash and due from banks                                    $  30,786    $  29,257
Federal funds sold                                                --       19,500
Investment securities available for sale - at fair value     162,314      143,600
Investment securities held to maturity - at cost
  (Market value $71,918 at June 30, 1997
   and $85,646 at December 31, 1996)                          72,018       85,732
Loans                                                        490,535      477,795
  Less allowance for possible loan losses                      7,919        8,112
                                                           ---------    ---------
        Net loans                                            482,616      469,683
Bank premises and equipment                                    8,701        8,981
Other assets                                                  15,319       12,807
                                                           ---------    ---------
        Total assets                                       $ 771,754    $ 769,560
                                                           =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                   $  73,875    $  70,706
    Interest bearing
      Savings                                                275,294      282,929
      Time                                                   201,903      197,363
                                                           ---------    ---------
        Total deposits                                       551,072      550,998
  Federal funds purchased and securities
    sold under agreement to repurchase                       115,859      122,467
  Short term borrowings                                       15,000       10,235
  Long term borrowings                                         3,614        4,065
  Other liabilities                                            5,078        4,700
                                                           ---------    ---------
        Total liabilities                                    690,623      692,465
                                                           ---------    ---------
STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                         6,300        6,300
  Additional paid-in capital                                  44,100       44,100
  Retained earnings                                           30,995       26,627
  Unrealized (loss) gain on investment securities
    available for sale, net of deferred taxes                   (264)          68
                                                           ---------    ---------
        Total stockholders' equity                            81,131       77,095
                                                           ---------    ---------
        Total liabilities and
          stockholders' equity                             $ 771,754    $ 769,560
                                                           =========    =========


See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     FOR THE THREE  FOR THE THREE   FOR THE SIX    FOR THE SIX
                                                      MONTHS ENDED  MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
(Amounts in thousands, except per share data)         JUNE 30, 1997 JUNE 30, 1996   JUNE 30, 1997  JUNE 30, 1996
                                                       (UNAUDITED)   (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
                                                       -----------   -----------     -----------    -----------
INTEREST INCOME
  Interest and fees on loans                             $10,946        $10,501        $21,595        $20,952
  Interest on investment securities
    Taxable                                                3,215          3,153          6,333          6,191
    Nontaxable                                               265            216            508            403
  Interest on federal funds sold                             128             66            306            166
                                                         -------        -------        -------        -------
                                                          14,554         13,936         28,742         27,712
INTEREST EXPENSE
  Interest on deposits                                     4,234          4,555          8,454          9,171
  Interest on federal funds purchased and
    securities sold under agreement to repurchase          1,570            985          3,059          1,927
  Interest on short term borrowings                          128             69            226            145
  Interest on long term borrowings                            51             62            105            104
                                                         -------        -------        -------        -------
                                                           5,983          5,671         11,844         11,347
                                                         -------        -------        -------        -------
         Net interest income                               8,571          8,265         16,898         16,365
PROVISION FOR LOAN LOSSES                                    725            550          1,525          1,075
                                                         -------        -------        -------        -------
         Net interest income after
           provision for loan losses                       7,846          7,715         15,373         15,290

OTHER OPERATING REVENUE
  Trust department income                                    787            664          1,497          1,266
  Service charges on deposit accounts                      1,019            874          2,014          1,698
  Other service charges                                      204            188            395            345
  Other revenue                                               75             64            144            144
  Gain on sale of investment securities
    available for sale                                      --             --              178           --
                                                         -------        -------        -------        -------
                                                           2,085          1,790          4,228          3,453
                                                         -------        -------        -------        -------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                           2,741          2,664          5,445          5,320
  Expenses of premises and fixed assets                      704            813          1,506          1,622
  Other expense                                            1,666          1,647          3,185          3,285
                                                         -------        -------        -------        -------
                                                           5,111          5,124         10,136         10,227
                                                         -------        -------        -------        -------
         Income before income taxes                        4,820          4,381          9,465          8,516
INCOME TAX EXPENSE                                         1,568          1,423          3,080          2,766
                                                         -------        -------        -------        -------
         NET INCOME                                      $ 3,252        $ 2,958        $ 6,385        $ 5,750
                                                         =======        =======        =======        =======
EARNINGS PER COMMON SHARE                                $  0.51        $  0.47        $  1.01        $  0.91

DIVIDENDS PER SHARE                                      $  0.16        $ 0.135        $  0.32        $  0.27

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             SIX MONTHS      SIX MONTHS
                                                                                ENDED           ENDED
(Amounts in thousands)                                                      JUNE 30, 1997   JUNE 30, 1996
                                                                             (UNAUDITED)     (UNAUDITED)
                                                                            -----------------------------
Cash flows from operating activities                                          $  6,926         $  8,325

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale          10,172           11,609
  Proceeds from maturities of investment securities held to maturity            13,735           22,710
  Sale of investment securities available for sale                              20,075             --
  Purchase of investment securities available for sale                         (49,286)         (16,660)
  Purchase of investment securities held to maturity                              --            (35,468)
  Net increase in loans                                                        (15,095)         (18,179)
  Net decrease in federal funds sold                                            19,500            2,800
  Capital expenditures                                                            (262)            (306)
                                                                              --------         --------
        Net cash (used in) provided by investing activities                     (1,161)         (33,494)

Cash flows from financing activities
  Net increase (decrease) in deposits                                               74           (6,157)
  Net (decrease) increase in federal funds purchased and
    securities sold under agreement to repurchase                               (6,608)          22,542
  Net increase in short term borrowings                                          4,765            7,622
  Proceeds from long term borrowings                                              --              3,500
  Payments on long term borrowings                                                (451)            (298)
  Dividends paid                                                                (2,016)          (1,701)
                                                                              --------         --------
        Net cash (used in) provided by financing activities                     (4,236)          25,508

        Net increase in cash and cash equivalents                                1,529              339
Cash and cash equivalents at beginning of year                                  29,257           30,731
                                                                              --------         --------
Cash and cash equivalents at end of six months                                $ 30,786         $ 31,070
                                                                              ========         ========

Supplemental disclosures of cash flow information:
 Cash paid during the first six months for:
    Interest                                                                  $ 11,735         $ 11,262
                                                                              ========         ========
    Income Taxes                                                              $  2,874         $  2,320
                                                                              ========         ========
  Non-cash transactions:
    Transfer from loans to other real estate owned                            $    107         $     34
                                                                              ========         ========


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Earnings Review

         Net income for the first six months of 1997 amounted to $6.385 million or $1.01 per share. This represents an increase of 11% over net income earned during the same period in 1996 ($5.750 million or $0.91 per share). Mahoning National Bancorp, Inc.'s, (the Company) net income for the current quarter increased 10% to $3.252 million or $.51 per share from $2.958 million or $0.47 per share for the same quarter in 1996.

The primary component of earnings is net interest income. Net interest income for the first six months of 1997 was $16.898 million compared with $16.365 million or a 3% increase from the comparable period in 1996. Net interest income for the current quarter increased 4% over the comparable period of 1996 ($8.571 million from $8.265 million).

Interest and fees on loans increased $643 thousand in the first six months of 1997 compared to the first six months of 1996. This increase was the result of a $16.117 million increase in average loan balances for the first six months of 1997 compared to 1996; $487.698 million compared to $471.581 million. The increase in average loan balances in the first six months of 1997 accounted for nearly all of the additional interest and fee income on loans. Interest expense increased $497 thousand in the first six months of 1997 compared to the same period in 1996. This increase can be attributed to an increase in the volume of securities sold under agreements to repurchase as 1997 average balances increased $42.071 million over average balances in the same period of 1996. This increase in funding offset the $14.236 million decrease in average savings deposits in the first six months of 1997 compared to the same period in 1996. The average balance of time deposits for the first six months of 1997 decreased $10.766 million from the average balances for the same period of 1996. The cost of these funds also decreased from 5.46% for the first six months of 1996 to 5.30% for the first six months of 1997, a 16 basis point decrease. While time deposit costs for 1997 are currently lower than 1996 costs, they should increase in the second half of the year as maturing certificates are repricing at higher rates and the local time deposit market remains extremely competitive. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs.

For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 17.

In late March of 1997 the Federal Reserve Bank increased the discount rate and the Company increased its prime lending rate by 25 basis points. With this increase a significant portion of the Company's loan portfolio was repriced upward immediately, while rates on interest bearing deposits and borrowings continued to increase more deliberately, with existing certificates of deposit repricing at slightly higher rates than previously experienced.

The impact of this pricing change had minimal impact on year to date and second quarter earnings. The change in the mix of the loan portfolio, which had declines in consumer loans that were off-set with increases in lower yielding residential mortgage loans, kept the portfolio yield at 8.97% for both the first and second quarters of 1997. Strategic funding and pricing decisions on the Company's deposits and other borrowings have resulted in a steady 3.85% cost on interest bearing liabilities for the first six months of 1997. The net interest margin for the first six months of 1997 was 4.75%, a four (4) basis point decrease from the 4.79% net interest margin for the first six months of 1996. With the current uncertainty on which direction the Federal Reserve will move rates over the next twelve months, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

Other operating revenue for the first six months of 1997, exclusive of security transactions, was $4.050 million or a 17% increase over the first six months of 1996 total of $3.453 million. Other operating revenue for the current quarter, exclusive of security transactions, was $2.085 million compared to $1.790 million for the same quarter of 1996, a 16% increase. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.06% for the first six months of 1997 compared to .94% for the same period in 1996.

The largest component of other operating revenue in the first six months of 1997 was service charges on deposit accounts which increased $316 thousand or 19% over the first six months of 1996. Service charges on deposit accounts for the current quarter increased by $145 thousand or 17% over the same period in 1996, $1.019 million from $874 thousand. The Company annually reviews all of its fee-based products and services for marketability and profitability. Adjustments to fees for the Company's products and services and the strengthening of controls for the collections of such fees are the reasons for the significant increase.

Mahoning National Bank's Trust Department generated $1.497 million in other revenue in the first six months of 1997, an increase of $231 thousand or 18% over the $1.266 million earned in the same period of 1996. The Trust Department generated $787 thousand of operating income in the second quarter of 1997, an 18% increase over the $664 thousand earned in the comparable quarter of 1996. This increase can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year. At June 30, 1997, Trust department assets totaled $433.596 million with a market value of $628.924 million compared to $549.959 million with a market value of $727.144 million at June 30, 1996. This decrease was the result of a corporate customer consolidating employee benefit and custody trust accounts with a financial institution outside of our market area in the second quarter of 1997. As a result of the loss of this account relationship Trust department revenue for 1997 should approximate the $2.837 million earned in 1996.

In February of 1997 the Company realized a $178 thousand gain when $20.075 million of US Government securities were sold from the available for sale portfolio. There were no security sales in the second quarter of 1997. There were no security sales in the first six months of 1996.

Provision for loan losses for the first six months of 1997 amounted to $1.525 million compared to $1.075 million for the comparable period in 1996. The provision for the current quarter was $725 thousand compared to $550 thousand for the same quarter of 1996. This increase is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

Other operating expense for the first six months decreased $91 thousand or less than 1% from the comparable period in 1996 to $10.136 million from $10.227 million. For the current quarter other operating expense totaled $5.111 million compared to $5.124 million in the same quarter of 1996. As a percentage of average assets, other operating expense was 2.65% for the first six months of 1997 compared to 2.77% in the same time period of 1996.

On September 30, 1996, the "Deposit Insurance Fund Act of 1996" was enacted. This Act requires Federal Deposit Insurance Corporation (FDIC) insured banks to pay a 1.29 basis point assessment ($.0129 per $100 of deposits) for Bank Insurance Fund deposits in 1997, 1998 and 1999. As a result of this assessment, FDIC premium expense for the first six months of 1997 totaled $36 thousand compared to $1 thousand for the same period in 1996.

Salaries and employee benefits expense for the first six months of 1997 increased $125 thousand or 2% and $77 thousand or 3% for the most recent quarter when compared to 1996. Salary expense alone increased $80 thousand or 2% for the first six months of 1997 and $30 thousand for the current quarter when compared to the same periods in 1996. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1997 and increases in various employee incentive programs. Health care expenses for the first six months of 1997 were $387 thousand compared to $328 thousand for the same period in 1996, an increase of $59 thousand or 18%. This increase was due in part to increased health care claims over the past 12 months. The Company's renewal rates for the 1997 - 1998 plan year increased between 5 - 10%, which should increase health care costs over the remainder of 1997 and into 1998. This increase should not have a material impact on future earnings.

Expenses of premises and fixed assets for the first six months of 1997 totaled $1.506 million, a 7% decrease ($116 thousand) from the same period in 1996. Current quarter expense totaled $704 thousand, a 13% decrease from the same quarter in 1996. This decrease in mainly attributable to the termination of various equipment leases early in the second quarter of 1997 and reduced building maintenance costs.

Other expenses, exclusive of the FDIC insurance assessment, decreased $135 thousand in the first six months of 1997, to $3.149 million from $3.284 million for the same period of 1996, a 4% decrease. For the second quarter of 1997 other expense, exclusive of the FDIC insurance assessment, totaled $1.647 million, the same as the second quarter of 1996. The decrease from 1996 was the result of reduced state franchise taxes, insurance and bond premiums and professional expenses. Overhead expenses for the remainder of 1997 are expected to approximate those incurred in the first six months of the year.

Income Taxes

Income tax expense for the first six months of 1997 amounted to $3.080 million compared to $2.766 million for the same period in 1996. Income tax expense for 1997 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 32.3% for all of 1996.

The Statement of Condition includes approximately $2.861 million and $2.681 million of net deferred tax assets at June 30, 1997 and December 31, 1996 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first six months of 1997 compared to the same time period of 1996:

                                   For the six                    For the six
                                   months ended                   months ended
                                   June 30, 1997                  June 30, 1996
                                   -------------                  -------------
Return on Average Assets               1.67%                          1.56%
Return on Average Equity              16.30%                          16.11%
Return on Earnings Assets
-Taxable Equivalent                    8.01                            8.05
Interest Cost                          3.26                            3.26
Net Interest Margin                    4.75                            4.79

Statements of Condition

As of June 30, 1997, total assets of the Company amounted to $771.754 million, an increase from December 31, 1996 total assets of $769.560 million. Average assets for the first six month of 1997 amounted to $772.242 million compared to $740.262 million for the same period of 1996, a 4% increase. Through the first six months of 1997 total loans increased $12.740 million or 3% from year end while the investment portfolio increased $5.000 million or 2% in that same period. The growth in loans and the investment portfolio was primarily funded through a $19.500 million reduction in federal funds sold and earnings retention. While short term borrowings and federal funds purchased increased $4.765 million and $11.200 million respectively in the first six months of 1997, securities sold under agreements to repurchase declined $17.808 million from $122.467 million on December 31, 1996 to $104.659 million at June 30, 1997. The significant decline in securities sold under agreements to repurchase resulted from the loss of approximately $11.2 million in overnight repurchase agreements (corporate "sweep" checking accounts) due to a corporate sweep customer consolidating their funds with a financial institution outside of our market area.

Investment Portfolio

The deposits and other borrowings of the Company, in excess of required reserves and operating funds of the Company, are invested in loans, investment securities and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings and safety of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and offer a favorable return to the stockholders.

At June 30, 1997 the investment portfolio totaled $234.332 million (net of a $407 thousand unrealized loss on available for sale securities) which was an increase of $5.000 million from December 31, 1996.

At June 30, 1997 the Company has classified investment securities with amortized cost and fair market value of $162.721 and $162.314 million respectively, or 69% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. The adoption of SFAS 115 has resulted in a decrease in the carrying amount of investment securities of $407 thousand with a decrease in stockholders' equity of $264 thousand net of deferred income taxes. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

In the first quarter of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There were no security sales in the second quarter of 1997, or the first six months of 1996. No securities were transferred between categories in the first six months of 1997.

Loans

Total loans outstanding increased by $12.740 million or 3% from $477.795 million on December 31, 1996, to $490.535 million on June 30, 1997. This growth, coupled with no change in deposits resulted in a loan to deposit ratio of 89.01% at June 30, 1997, compared to 86.71% at December 31, 1996.

The increase in the loan portfolio in the first six months of 1997 is the result of continued loan demand and good results from business development efforts. The areas of largest growth in the first six months of 1997 were nonresidential mortgages, commercial loans and residential mortgages.

Nonresidential mortgages increased $9.713 million or 10% from $95.081 million to $104.794 million and commercial loans increased $4.858 million or 6% from $87.117 million to $91.975 million in the first six months of 1997. The momentum established the past several years with a strong sales culture in the corporate and branch business development areas continue to result in new relationships. The continued strength of the local economy and good environment for construction also contributed to the strong growth. Modest commercial loan growth is projected for the remainder of 1997.

Residential mortgages increased $3.835 million or 2% from $156.574 million to $160.409 million in the first six months of 1997. The demand for purchase money mortgage loans lessened in the second quarter as did refinancings. Strong demand for equity loan products continues to result in increased loan balances in those products.

Consumer loans decreased $3.996 million or 3% in the first six months of 1997 after decreasing $10.496 million or 8% in 1996. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. Substantial growth of the past years was not sustained in 1996 and the first six months of 1997 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to increased charge-offs and delinquency trends. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) will impact future growth and necessitate a commitment to providing the dealer network with a very high level of service. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, and a projected slow down in our national economy, consumer loan totals are expected to continue to decline throughout 1997.

As of June 30, 1997, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $3.601 million compared to $4.629 million at December 31, 1996. Listed below is a schedule of the Company's non-performing assets:

 (Amounts in thousands)                 June 30, 1997                 December 31, 1996
-------------------------               -------------                 -----------------
Non accrual loans                              $2,560                        $3,698
Accruing loans 90 days
 or more past due                               1,041                           931
                                               ------                        ------
Non performing loans                            3,601                         4,629
Restructured loans in
 compliance with modified
 terms                                            271                           411
Other real estate owned                           286                           269
                                               ------                        ------
Total problem assets                           $4,158                        $5,309
                                               ======                        ======
Total problem assets to
 total assets                                    0.54%                         0.69%

The following ratios will provide additional information on the status of the loan portfolio:

                                            As of                        As of
                                        June 30, 1997             December 31, 1996
                                        -------------             -----------------
Loan to deposit ratio                       89.01%                     86.71%
Non performing loans to
 total loans                                  .73                        .97
Non performing loans to
 allowance for loan losses                  45.47                      57.06
Allowance for loan losses
  to total loans                             1.61                       1.70

Shown below is a summary of the allowance for loan losses:

                                        For the six                     For the six
                                        months ended                    months ended
 (Amounts in thousands)                 June 30, 1997                   June 30, 1996
-------------------------               -------------                   -------------
Balance at beginning of period               $8,112                         $7,156
Provision charged to operating
 expense                                      1,525                          1,075
Recoveries of loans charged off                 295                            272
Losses charged to allowance                  (2,013)                        (1,128)
                                             ------                         ------
Balance at end of period                     $7,919                         $7,375
                                             ======                         ======
Net charge-offs to average
 loans                                          .35%                           .18%

Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the six months ended June 30:

                                                    1997          1996
                                                    ----          ----
Principal amount of impaired loans                 $  934        $  495
Allowance allocated to impaired loans                 450           125
                                                   ------        ------
Portion for which no allowance is allocated        $  484        $  370
                                                   ======        ======
Average investment in impaired loans for
the six months ended June 30:                      $1,071        $  538
                                                   ======        ======

Total cash collected on impaired loans during the first six months of 1997 and 1996 was $556 thousand and $136 thousand respectively; $547 thousand was credited to the principal balance outstanding and $9 thousand was credited to interest in the first six months of 1997 while the entire $136 thousand was credited to the principal balance outstanding in the first six months of 1996. Interest that would have been accrued on impaired loans in the first six months of 1997 and 1996 was $47 thousand and $28 thousand respectively. Interest income of $9 thousand and $0 was recognized during the first six months of 1997 and 1996, respectively.

Provision For Loan Losses:

The policies of the Company provide for loan loss reserves to adequately protect the Company against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice.

In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of June 30, 1997, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first six months of 1997 was $1.525 million, an increase of $450 thousand from the 1996 first six month provision. This increase was the result of the growth in the loan portfolio and increases in consumer loan and commercial loan charge-offs.

Net charge-offs on consumer loans and credit card related plans totaled $915 thousand for the first six months of 1997 compared to $824 thousand for the same period in 1996. The Company's experience in 1996 and the first six months of 1997 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings. In mid-1996 the Company implemented stricter underwriting guidelines and completed an analysis of the collection department to strengthen collection efforts. The result of these actions began to have a positive impact on consumer charge-offs starting in the second quarter of 1997. Net consumer loan charge-offs in the second quarter of 1997 totaled $309 thousand compared to $606 thousand in the first quarter of 1997 and $441 thousand in the second quarter of 1996.

Late in the first quarter of 1997, the Company became aware of a severe deterioration in the financials of a particular Commercial loan customer. In the subsequent loan work-out with this company, which resulted in a secured party sale, a portion of that loan ($750 thousand), was charged-off.

It is anticipated that some of the amounts charged-off in the first six months will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

The trends discussed above will continue to be monitored closely during the year as the Company evaluates the adequacy of the allowance for loan losses. While future provisions to the loan loss reserve are dependent upon the growth and quality of the loan portfolio it is estimated that for the remainder of 1997, quarterly provisions will approximate those of the first two quarters. At June 30, 1997, the allowance for loan losses totaled $7.919 million or $1.61% of total loans, compared to $7.375 million or 1.54% at June 30, 1996.

Liquidity and Capital

It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs such that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. While no loans were designated as available for sale at June 30, 1997 the $395 thousand of residential mortgage loans so designated at December 31, 1996 were sold at a small gain in the second quarter of 1997. At June 30, 1997, $162.314 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a line of credit of $25.0 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $3.614 million outstanding in FHLB borrowings at June 30, 1997 compared to $4.065 million at December 31, 1996.

Total Capital Accounts have grown $4.036 million or 5% in the first six months of 1997. This increase reflects retained earnings less dividends paid and also reflects a $332 thousand unrealized loss on the available for sale investment portfolio for the first six months of 1997. Dividends paid in 1997 year to date were $2.016 million or $.32 per share compared to $1.701 million or $.27 per share for the same period in 1996.

Book value per share as of June 30, 1997 was $12.88 compared to $12.24 on December 31, 1996.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 1997, Mahoning National Bancorp's leverage, Tier 1 and total risk-based capital ratios were 10.60%, 16.93% and 18.18%, respectively, compared to 10.27%, 16.31% and 17.57%
at December 31, 1996, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                         MAHONING NATIONAL BANCORP INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                                            FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30, 1997
(Amounts in thousands)                                       AVERAGE                                       AVERAGE
                                                             BALANCE               INTEREST                  RATE%
                                              -----------------------------------------------------------------------
INTEREST YIELDS
Loans                                                       $487,698                $21,695                      8.97
Investment securities  (1)                                   232,627                  7,115                      6.14
Other earning assets                                          11,276                    306                      5.40
                                              -----------------------------------------------------------------------
   Total return on earning assets                            731,601                 29,116                      8.01

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                          279,639                  3,214                      2.32
   Time deposits                                             199,505                  5,240                      5.30
                                              -----------------------------------------------------------------------
     Total interest bearing deposits                         479,144                  8,454                      3.56

Federal funds purchased                                        3,488                     99                      5.63
Repurchase agreements                                        125,810                  2,960                      4.75
Short term borrowings                                          8,718                    226                      5.16
Long term borrowings                                           3,874                    105                      5.44
                                              -----------------------------------------------------------------------
     Total interest bearing liabilities                     $621,034                $11,844                      3.85

Interest spread                                                                     $17,272                      4.16
                                                                     ================================================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                                                8.01
   Total interest cost                                                                                           3.26
                                                                                            -------------------------
     Net Interest Margin                                                                                         4.75
                                                                                            =========================


                                                                            FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30, 1996
(Amounts in thousands)                                       AVERAGE                                       AVERAGE
                                                             BALANCE               INTEREST                  RATE%
                                              -----------------------------------------------------------------------
INTEREST YIELDS
Loans                                                       $471,581                $21,096                      8.97
Investment securities  (1)                                   222,110                  6,811                      6.15
Other earning assets                                           6,288                    166                      5.22
                                              -----------------------------------------------------------------------
   Total return on earning assets                            699,979                 28,073                      8.05

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                          293,875                  3,451                      2.36
   Time deposits                                             210,271                  5,720                      5.46
                                              -----------------------------------------------------------------------
     Total interest bearing deposits                         504,146                  9,171                      3.65

Federal funds purchased                                        2,017                     54                      5.30
Repurchase agreements                                         83,739                  1,873                      4.48
Short term borrowings                                          5,921                    145                      4.86
Long term borrowings                                           3,835                    104                      5.44
                                              -----------------------------------------------------------------------
     Total interest bearing liabilities                     $599,658                $11,347                      3.79

Interest spread                                                                     $16,726                      4.26
                                                                     ================================================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                                                8.05
   Total interest cost                                                                                           3.26
                                                                                            -------------------------
     Net Interest Margin                                                                                         4.79
                                                                                            =========================


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

                  (10)     Material Contracts:

                           (10a) Change-In-Control Protective Agreement - Norman E. Benden, Jr.

                           (10b) Change-In-Control Protective Agreement - Richard E. Davies

                           (10c) Change-In-Control Protective Agreement - Karen R. DeSalvo

                           (10d) Change-In-Control Protective Agreement - Frank Hierro

                           (10e) Change-In-Control Protective Agreement - Dexter A. Hollen

                           (10f) Change-In-Control Protective Agreement - John R. Lewis

                           (10g) Change-In-Control Protective Agreement - Parker T. McHenry

                           (10h) Change-In-Control Protective Agreement - Gregory L. Ridler

                           (10i)    Change-In-Control Protective Agreement -
                                    J. David Sabine

                           (10j) Change-In-Control Protective Agreement - David E. Westerburg

                           (10k) 1997 Amendment to Supplemental Executive Retirement Plan between Mahoning National Bank and Gregory L. Ridler; dated May 14, 1997.

                           (10l) Supplemental Executive Retirement Plan between Mahoning National Bank and Gregory
                                    L. Ridler. Originally incorporated by
                                    reference in the December 31, 1995, Form 10K
                                    Annual Report is refiled in EDGAR format and incorporated by reference in this Form 10Q.

                           (10m) Split Dollar Life Insurance plan between Mahoning National Bank and Gregory L. Ridler. Originally incorporated by reference in the December 31, 1995, Form 10K Annual Report is refiled in EDGAR format and incorporated by reference in this Form 10Q.

                           (27)     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the six months ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 11, 1997                Mahoning National Bancorp, Inc.
     ---------------------

                                       /s/ Gregory L. Ridler
                                       ----------------------------
                                       Gregory L. Ridler

                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer

DATE:  August 11, 1997                 /s/ Norman E. Benden, Jr.
     ---------------------             ----------------------------
                                       Norman E. Benden, Jr.
                                       Treasurer