Form 10-Q
period 1997-09-30
MAHONING NATIONAL BANCORP INC
filed 1997-11-13
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                           --------------------------

                        [X] Quarterly Report Pursuant to
                           Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the period ended September 30, 1997

                                       or

                    [ ] Transition Report Pursuant to Section
                   13 or 15(d) of the Securities Exchange Act
                     of 1934 For the transition period from


                                       to
                                   ----  ----


                           --------------------------


                         Commission file number 0-20255

                I.R.S. Employer Identification Number 34-1692031

                         Mahoning National Bancorp, Inc.

                              (an Ohio Corporation)
                                23 Federal Plaza
                           Youngstown, Ohio 44501-0479
                            Telephone: (330) 742-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ----   ----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of October 31, 1997.

                         MAHONING NATIONAL BANCORP, INC.
                                      INDEX


                                                                                     Page Number
                                                                                     -----------

PART  I - FINANCIAL INFORMATION
          Item 1 - Financial Statements Consolidated
          Balance Sheet (unaudited) - September 30, 1997 and
          December 31, 1996                                                                3

          Consolidated Statements of Income-Three and
          Nine Months Ended September 30, 1997
          and 1996 (unaudited)                                                             4

          Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996
          (unaudited)                                                                      5

          Notes to Consolidated Financial Statements                                       6

          Item 2 - Management Discussion and Analysis
          of Operations and Liquidity and Capital Resources                             7-16

          Item 3 - Summary of Average Balances and Interest Rates                         17

PART II - OTHER INFORMATION                                                               18

          Exhibit Number 10 - Material Contracts                                       19-94

          Exhibit Number 27 - Financial Data Schedule

          SIGNATURES                                                                      95

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                           CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

(Amounts in thousands)
                                                                      SEPTEMBER 30        DECEMBER 31,
ASSETS                                                                    1997                1996
                                                                     -------------       -------------
Cash and due from banks                                              $      27,533       $      29,257
Federal funds sold                                                            --                19,500
Investment securities available for sale - at fair value                   175,030             143,600
Investment securities held to maturity - at cost
  (Market value $61,609 at September 30, 1997
   and $85,646 at December 31, 1996)                                        61,548              85,732
Loans                                                                      494,581             477,795
  Less allowance for possible loan losses                                    7,679               8,112
                                                                     -------------       -------------
        Net loans                                                          486,902             469,683
Bank premises and equipment                                                  8,799               8,981
Other assets                                                                14,327              12,807
                                                                     -------------       -------------
        Total assets                                                 $     774,139       $     769,560
                                                                     =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                             $      67,340       $      70,706
    Interest bearing
      Savings                                                              269,176             282,929
      Time                                                                 196,510             197,363
                                                                     -------------       -------------
        Total deposits                                                     533,026             550,998
  Federal funds purchased and securities
    sold under agreement to repurchase                                     134,230             122,467
  Short term borrowings                                                     13,978              10,235
  Long term borrowings                                                       3,384               4,065
  Other liabilities                                                          5,157               4,700
                                                                     -------------       -------------
        Total liabilities                                                  689,775             692,465
                                                                     -------------       -------------

STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                                       6,300               6,300
  Additional paid-in capital                                                44,100              44,100
  Retained earnings                                                         33,342              26,627
  Unrealized gain (loss) on investment securities
    available for sale, net of deferred taxes                                  622                  68
                                                                     -------------       -------------
        Total stockholders' equity                                          84,364              77,095
                                                                     -------------       -------------
        Total liabilities and
          stockholders' equity                                       $     774,139       $     769,560
                                                                     =============       =============


See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                     FOR THE THREE   FOR THE THREE   FOR THE NINE    FOR THE NINE
                                                     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
(Amounts in thousands, except per share data)        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1996            1997            1996
                                                      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                     -------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                         $  11,096       $  10,710       $  32,691       $  31,662
  Interest on investment securities
    Taxable                                              3,193           3,097           9,526           9,288
    Nontaxable                                             281             245             789             648
  Interest on federal funds sold                            25              90             331             256
                                                     -------------------------------------------------------------
                                                        14,595          14,142          43,337          41,854
INTEREST EXPENSE
  Interest on deposits                                   4,237           4,517          12,691          13,688
  Interest on federal funds purchased and
     securities sold under agreement to repurchase       1,563           1,158           4,622           3,085
  Interest on short term borrowings                         94             100             320             245
  Interest on long term borrowings                          48              59             153             163
                                                     -------------------------------------------------------------
                                                         5,942           5,834          17,786          17,181
                                                     -------------------------------------------------------------
         Net interest income                             8,653           8,308          25,551          24,673
PROVISION FOR LOAN LOSSES                                  725             600           2,250           1,675
                                                     -------------------------------------------------------------
         Net interest income after
           provision for loan losses                     7,928           7,708          23,301          22,998

OTHER OPERATING REVENUE
  Trust department income                                  702             679           2,199           1,945
  Service charges on deposit accounts                    1,088             928           3,102           2,626
  Other service charges                                    224             211             619             556
  Other revenue                                             87              68             231             212
  Gain on sale of investment securities
     available for sale                                   --              --               178            --
                                                     -------------------------------------------------------------
                                                         2,101           1,886           6,329           5,339
OTHER OPERATING EXPENSE
  Salaries and employee benefits                         2,739           2,851           8,184           8,171
  Expenses of premises and fixed assets                    695             775           2,201           2,397
  Other expense                                          1,621           1,532           4,806           4,817
                                                     -------------------------------------------------------------
                                                         5,055           5,158          15,191          15,385
                                                     -------------------------------------------------------------
         Income before income taxes                      4,974           4,436          14,439          12,952
APPLICABLE INCOME TAXES                                  1,619           1,432           4,699           4,198
                                                     -------------------------------------------------------------
         NET INCOME                                  $   3,355       $   3,004       $   9,740       $   8,754
                                                     =============================================================

EARNINGS PER COMMON SHARE                            $    0.53       $    0.48       $    1.55       $    1.39

DIVIDENDS PER SHARE                                  $    0.16       $   0.135       $    0.48       $   0.405

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                NINE MONTHS     NINE MONTHS
                                                                                   ENDED           ENDED
(Amounts in thousands)                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                                    1997            1996
                                                                                (UNAUDITED)     (UNAUDITED)
                                                                          --------------------------------------
Cash flows from operating activities                                            $ 12,220        $ 12,134

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale            10,723          17,016
  Proceeds from maturities of investment securities held to maturity              24,235          26,365
  Sale of investment securities available for sale                                20,075            --
  Purchase of investment securities available for sale                           (61,202)        (26,915)
  Purchase of investment securities held to maturity                                --           (36,518)
  Net increase in loans                                                          (20,472)        (25,999)
  Net decrease (increase) in federal funds sold                                   19,500         (14,000)
  Capital expenditures                                                              (632)           (562)
                                                                          --------------------------------------
        Net cash used in investing activities                                     (7,773)        (60,613)



Cash flows from financing activities
  Net decrease in deposits                                                       (17,973)        (13,307)
  Net increase in federal funds purchased and
    securities sold under agreement to repurchase                                 11,763          50,050
  Net increase in short term borrowings                                            3,743           9,576
  Proceeds from long term borrowings                                                --             3,500
  Payments on long term borrowings                                                  (680)           (516)
  Dividends paid                                                                  (3,024)         (2,552)
                                                                          --------------------------------------
        Net cash (used) provided by  financing activities                         (6,171)         46,751

        Net decrease cash and cash equivalents                                    (1,724)         (1,728)
Cash and cash equivalents at beginning of year                                    29,257          30,731
                                                                          --------------------------------------
Cash and cash equivalents at end of nine months                                 $ 27,533        $ 29,003
                                                                          ======================================

Supplemental disclosures of cash flow information:
  Cash paid during the first nine months for:
    Interest                                                                    $ 17,797        $ 17,118
                                                                          ======================================
    Income Taxes                                                                $  4,266        $  3,735
                                                                          ======================================
  Non-cash transactions:
    Transfer from loans to other real estate owned                              $    159        $     34
                                                                          ======================================

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Earnings Review

Net income for the first nine months of 1997 amounted to $9.740 million or $1.55 per share. This represents an increase of 11% over net income earned during the same period in 1996. ($8.754 million or $1.39 per share). Mahoning National Bancorp, Inc.'s net income for the current quarter increased 12% to $3.355 million or $0.53 per share from $3.004 million or $0.48 per share for the same quarter in 1996.

The primary component of earnings is net interest income. Net interest income for the first nine months of 1997 was $25.551 million compared with $24.673 million or a 4% increase from the comparable period in 1996. Net interest income for the current quarter increased 4% over the comparable period of 1996 ($8.653 million from $8.308 million). Interest and fees on loans increased $1.029 million in the first nine months of 1997 compared to the first nine months of 1996. This increase was the result of a $13.112 million increase in average loan balances for the first nine months of 1997 compared to 1996; $489.293 million compared to $476.181 million. The increase in average loan balances in the first nine months of 1997 accounted for nearly all of the additional interest and fee income on loans. Interest expense increased $605 thousand in the first nine months of 1997 compared to the same period in 1996. This increase can be attributed to an increase in the volume of securities sold under agreements to repurchase as 1997 average balances increased $35.659 million over average balances in the same period of 1996. This increase in funding offset the $14.810 million decrease in average savings deposits in the first nine months of 1997 compared to the same period in 1996. The average balance of time deposits for the first nine months of 1997 decreased $10.455 million from the average balances for the same period of 1996. The cost of these funds also decreased from 5.41% for the first nine months of 1996 to 5.30% for the first nine months of 1997, an 11 basis point decrease. While time deposit costs for 1997 are currently lower than 1996 costs, they should increase over the next three months as maturing certificates are repricing at higher rates and the local time deposit market remains extremely competitive. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs.

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

The impact of this pricing change had minimal impact on year to date and third quarter earnings. The change in the mix of the loan portfolio, which had declines in consumer loans that were off-set with increases in lower yielding residential mortgage loans, kept the portfolio yield at 8.97% for each of the first three quarters of 1997. Strategic funding and pricing decisions on the Company's deposits and other borrowings have resulted in a steady 3.84% cost on interest bearing liabilities for the first nine months of 1997. The net interest margin for the first nine months of 1997 was 4.77%, which is the same net interest margin experienced in the first nine months of 1996. With the current uncertainty on which direction the Federal Reserve will move rates over the next twelve months, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

Other operating revenue for the first nine months of 1997, exclusive of security transactions, was $6.151 million or a 15% increase over the first nine months of 1996 total of $5.339 million. Other operating revenue for the current quarter was $2.101 million compared to $1.886 million for the same quarter of 1996, an 11% increase. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.06% for the first nine months of 1997 compared to .96% for the same period in 1996.

The largest component of other operating revenue in the first nine months of 1997 was service charges on deposit accounts which increased $476 thousand or 18% over the first nine months of 1996. Service charges on deposit accounts for the current quarter increased by $160 thousand or 17% over the same period in 1996, $1.088 million from $928 thousand. The Company annually reviews all of its fee-based products and services for marketability and profitability. Adjustments to fees for the Company's products and services and the strengthening of controls for the collections of such fees are the reasons for the significant increase.

Mahoning National Bank's Trust Department generated $2.199 million in other revenue in the first nine months of 1997, an increase of $254 thousand or 13% over the $1.945 million earned in the same period of 1996. The Trust Department generated $702 thousand of operating income in the third quarter of 1997, a 3% increase over the $679 thousand earned in the comparable quarter of 1996. This increase can be attributed to market value based fees which increased due to the significant increase in account market values due to rises in the stock market over the past year. At September 30, 1997, Trust department assets totaled $454.502 million with a market value of $653.778 million compared to $580.055 million with a market value of $743.932 million at September 30, 1996. This decrease was the result of a corporate customer consolidating employee benefit and custody trust accounts with a financial institution outside of our market area in the second quarter of 1997. As a result of the loss of this account relationship Trust department revenue for 1997 should approximate the $2.837 million earned in 1996.

In February of 1997 the Company realized a $178 thousand gain when $20.075 million of US Government securities were sold from the available for sale portfolio. There were no security sales in the third quarter of 1997 or in the first nine months of 1996.

Provision for loan losses for the first nine months of 1997 amounted to $2.250 million compared to $1.675 million for the comparable period in 1996. The provision for the current quarter was $725 thousand compared to $600 thousand for the same quarter of 1996. This increase is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

Other operating expense for the first nine months decreased $194 thousand or 1% from the comparable period in 1996 to $15.191 million from $15.385 million. For the current quarter other operating expense totaled $5.055 million compared to $5.158 million in the same quarter of 1996. As a percentage of average assets, other operating expense was 2.63% for the first nine months of 1997 compared to 2.75% in the same time period of 1996.

On September 30, 1996, the "Deposit Insurance Fund Act of 1996" was enacted. This Act required Federal Deposit Insurance Corporation (FDIC) insured banks to pay a 1.29 basis point assessment ($.0129 per $100 of deposits) for Bank Insurance Fund deposits in 1997, 1998 and 1999. As a result of this assessment, FDIC premium expense for the first nine months of 1997 totaled $53 thousand compared to $2 thousand for the same period in 1996.

Salaries and employee benefits expense for the first nine months of 1997 increased $13 thousand but decreased $112 thousand or 4% for the most recent quarter when compared to 1996. Salary expense alone decreased $125 thousand or 2% for the first nine months of 1997 and $204 thousand for the current quarter when compared to the same periods in 1996. In the third quarter of 1996, as a result of departmental restructuring and selective staff reductions a one time charge of approximately $306 thousand was charged to salary expense. Health care expenses for the first nine months of 1997 were $583 thousand compared to $414 thousand for the same period in 1996, an increase of $169 thousand or 41%. This increase was due in part to increased health care claims over the past 12 months. The Company's renewal rates for the 1997 - 1998 plan year increased between 5 - 10%, which should increase health care costs over the remainder of 1997 and into 1998. This increase should not have a material impact on future earnings.

Expenses of premises and fixed assets for the first nine months of 1997 totaled $2.201 million, an 8% decrease ($196 thousand) from the same period in 1996. Current quarter expense totaled $695 thousand, a 10% decrease from the same quarter in 1996. This decrease in mainly attributable to the termination of various equipment leases early in the second quarter of 1997 and reduced building maintenance costs.

Other expenses, exclusive of the FDIC insurance assessment, decreased $62 thousand in the first nine months of 1997, to $4.753 million from $4.815 million for the same period of 1996, a 1% decrease. For the third quarter of 1997 other expense, exclusive of the FDIC insurance assessment, totaled $1.604 million, an increase of $73 thousand or 5%. Increases in third quarter expenses are the result of increased marketing expenses and software amortization and support. Overhead expenses for the remainder of 1997 are expected to approximate those incurred in the first three quarters of the year. Management has decided to close the South Side branch office and consolidate it into the South and Midlothian office in the first quarter of 1998. Expenses to close this office are not expected to be material. This consolidation will reduce overhead expenses beginning in 1998.

Income Taxes

Income tax expense for the first nine months of 1997 amounted to $4.699 million compared to $4.198 million for the same period in 1996. Income tax expense for 1997 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 32.3% for all of 1996.

The Statement of Condition includes approximately $2.384 million and $2.681 million of net deferred tax assets at September 30, 1997 and December 31, 1996 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first nine months of 1997 compared to the same time period of 1996:

                                            For the nine                For the nine
                                            months ended                months ended
                                            September 30, 1997          September 30, 1996
                                            ------------------          ------------------

Return on Average Assets                          1.69%                     1.56%
Return on Average Equity                         16.19                     16.14
Return on Earning Assets
-Taxable Equivalent                               8.02                      8.01
Interest Cost as a
 percentage of Earnings Assets                    3.25                      3.24
Net Interest Margin                               4.77                      4.77


Statements of Condition

As of September 30, 1997, total assets of the Company amounted to $774.139 million, an increase from December 31, 1996 total assets of $769.560 million. Average assets for the first nine months of 1997 amounted to $772.307 million compared to $746.370 million for the same period of 1996, a 3% increase. Through the first nine months of 1997 total loans increased $16.786 million or 4% from year end while the investment portfolio increased $7.246 million or 3% in that same period. The growth in loans and the investment portfolio was primarily funded through a $19.500 million reduction in federal funds sold and earnings retention. Short term borrowings and federal funds purchased increased $3.743 million and $4.900 million respectively in the first nine months of 1997, securities sold under agreements to repurchase increased $6.863 million from $122.467 million on December 31, 1996 to $129.330 million at September 30, 1997. A significant decline in securities sold under agreements to repurchase which resulted in a loss of approximately $11.2 million in overnight repurchase agreements (corporate "sweep" checking accounts) due to a corporate sweep customer consolidating their funds with a financial institution outside of our market area was offset with an increase in account relationships generated throughout the first nine months of 1997.

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

At September 30, 1997 the investment portfolio which includes a $956 thousand unrealized gain on available for sale securities, totaled $236.578 million an increase of $7.246 million from December 31, 1996.

At September 30, 1997 the Company has classified investment securities with amortized cost and fair market value of $174.074 and $175.030 million respectively, or 74% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. The adoption of SFAS 115 has resulted in an increase in the carrying amount of investment securities of $956 thousand with an increase in stockholders' equity of $622 thousand net of deferred income taxes. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise.

In the first quarter of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There were no security sales in the third quarter of 1997, or the first nine months of 1996. No securities were transferred between categories in the first nine months of 1997.

Loans

Total loans outstanding increased by $16.786 million or 4% from $477.795 million on December 31, 1996, to $494.581 million on September 30, 1997. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 92.79% at September 30, 1997, compared to 86.71% at December 31, 1996.

This increase in the loan portfolio in the first nine months of 1997 is the result of continued loan demand and good results from business development efforts. The areas of largest growth in the first nine months of 1997 were nonresidential mortgages, residential mortgages and commercial loans.

Nonresidential mortgages increased $9.984 million or 10% from $95.081 million at December 31, 1996 to $105.065 million at September 30, 1997 and commercial loans increased $1.201 million or 1% from $87.117 million at December 31, 1996 to $88.318 million at September 30, 1997. The momentum established the past several years with a strong sales culture in the corporate and branch business development areas continue to result in new relationships. The continued strength of the local economy and a favorable interest rate environment has contributed to the growth. Lower demand for real estate and commercial loans is anticipated for the next several quarters.

Residential mortgages increased $4.423 million or 3% from $156.574 million at December 31, 1996 to $160.997 million at September 30, 1997. Strong demand for equity loan products continues to result in increased loan balances. Equity loan balances account for $3.478 million of the $4.423 million increase in residential mortgages. The demand for purchase money mortgage loans lessened in the second and third quarters as did refinancings.

Consumer loans which through six months of 1997 were down $3.966 million from December 31, 1996 increased in the third quarter and are now up $733 thousand through September 30, 1997. This follows a decrease of $10.496 million or 8% in consumer loan balances from December 31, 1995 to December 31, 1996. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. Substantial growth of past years was not sustained in 1996 and in the first nine months of 1997 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to increased charge-offs and delinquency trends. Competition from leasing captive automobile finance companies (i.e. GMAC, Ford Motor Credit) will impact future growth and necessitate a commitment to providing the dealer network with a very high level of service. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, and a projected slow down in our national economy, consumer loan totals are expected to remain flat through 1998.

As of September 30, 1997, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $3.685 million compared to $4.629 million at December 31, 1996. Listed below is a schedule of the Company's non-performing assets:

 (Amounts in thousands)                            September 30, 1997              December 31, 1996
-------------------------                          ------------------              -----------------
Non accrual loans                                            $2,449                         $3,698
Accruing loans 90 days
 or more past due                                             1,236                            931
                                                             ------                         ------
Non performing loans                                          3,685                          4,629
Restructured loans in
 compliance with modified
 terms                                                            -                            411
Other real estate owned                                         147                            269
                                                             ------                         ------
Total problem assets                                         $3,832                         $5,309
                                                             ======                         ======
Total problem assets to
 total assets                                                  0.50%                          0.69%

The following ratios will provide additional information on the status of the loan portfolio:

                                                           As of                        As of
                                                  September 30, 1997              December 31, 1996
                                                  ------------------              -----------------
Loan to deposit ratio                                   92.79%                         86.71%
Non performing loans to
 total loans                                              .75                            .97
Non performing loans to
 allowance for loan losses                              47.99                          57.06
Allowance for loan losses
 to total loans                                          1.55                           1.70



Shown below is a summary of the allowance for loan losses:

                                                 For the nine                     For the nine
                                                 months ended                     months ended
 (Amounts in thousands)                          September 30, 1997               September 30, 1996
 ----------------------                          ------------------               ------------------
Balance at beginning of period                            $8,112                           $7,156
Provision charged to operating
 expense                                                   2,250                            1,675
Recoveries of loans charged off                              461                              480
Losses charged to allowance                               (3,144)                          (1,749)
                                                         --------                          -------
Balance at end of period                                  $7,679                           $7,562
                                                          ======                           ======
Net charge-offs to average loans                             .55%                             .27%

Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the nine months ended September 30:

                                                                      1997                   1996
                                                                      ----                   ----

Principal amount of impaired loans                                    $844                   $462
Allowance allocated to impaired loans                                  -                      125
                                                                      ----                   ----
Portion for which no allowance is allocated                           $844                   $337
                                                                      ====                   ====

Average investment in impaired loans for
the nine months ended September 30:                                   $927                   $515
                                                                      ====                   ====

Total cash collected on impaired loans during the first nine months of 1997 and 1996 was $582 thousand and $170 thousand respectively; $573 thousand was credited to the principal balance outstanding and $9 thousand was credited to interest in the first nine months of 1997, while $168 thousand was credited to the principal balance and $2 thousand recognized as interest income on such loans in 1996. Interest that would have been accrued on impaired loans in the first nine months of 1997 and 1996 was $35 thousand and $39 thousand respectively. Interest income of $9 thousand and $2 thousand was recognized during the first nine months of 1997 and 1996, respectively.

Provision For Loan Losses:

The policies of the Company provide for loan loss reserves to adequately protect the Company against potential unidentified and/or identified loan losses consistent with sound and prudent banking practice.

In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of September 30, 1997, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first nine months of 1997 was $2.250 million, an increase of $575 thousand from the 1996 first nine month provision. This increase was the result of the growth in the loan portfolio and increases in consumer loan and commercial loan charge-offs.

Net charge-offs on consumer loans and credit card related plans totaled $1.384 million for the first nine months of 1997 compared to $1.286 million for the same period in 1996.

The Company's experience in 1996 and the first nine months of 1997 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings. It is expected that net charge-offs on consumer and credit card related plans in the fourth quarter will approximate those incurred in recent quarters. Late in the first quarter of 1997, the Company became aware of a severe deterioration in the financials of a particular Commercial loan customer. In the subsequent loan work-out with this company, which resulted in a secured party sale, a portion of that loan ($750 thousand), was charged-off. Net commercial loan charge-offs for the first nine months of 1997 totaled $1.181 million compared to a net $53 thousand recovery in the first nine months of 1996. This increase in charge-offs is attributed to the deterioration of two commercial loan credits in 1997.

It is anticipated that some of the amounts charged-off in the first nine months will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

The trends discussed above will continue to be monitored closely during the year as the Company evaluates the adequacy of the allowance for loan losses. While future provisions to the loan loss reserve are dependent upon the growth and quality of the loan portfolio it is estimated that for the remainder of 1997, quarterly provisions will approximate those of the first three quarters. At September 30, 1997, the allowance for loan losses totaled $7.679 million or 1.55% of total loans, compared to $7.562 million or 1.55% at September 30, 1996.

Liquidity and Capital

It is a primary objective of Mahoning National Bancorp, Inc. to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs such that liquidity needs are fully satisfied through normal bank operations. Short-term investments (Federal funds sold) and short-term borrowings (Federal funds purchased and repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used as primary cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At September 30, 1997, $315 thousand of residential mortgage loans were designated as available for sale. At September 30, 1997, $175.030 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a line of credit of $25.459 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $3.384 million outstanding in FHLB borrowings at September 30, 1997 compared to $4.065 million at December 31, 1996.

Total Capital Accounts have grown $7.269 million or 9% in the first nine months of 1997. This increase reflects retained earnings less dividends paid and also reflects a $554 thousand unrealized gain on the available for sale investment portfolio for the first nine months of 1997. Dividends paid in 1997 year to date were $3.024 million or $.48 per share compared to $2.552 million or $.405 per share for the same period in 1996.

Book value per share as of September 30, 1997 was $13.39 compared to $12.24 on December 31, 1996.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At September 30, 1997, Mahoning National Bancorp's leverage, Tier 1 and total risk-based capital ratios were 10.84%, 17.33% and 18.58%, respectively, compared to 10.27%, 16.31% and 17.57%
at December 31, 1996, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off-balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                                                  MAHONING NATIONAL BANCORP, INC.
                                           SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                                                        TAX EQUIVALENT BASIS

                                                  FOR THE NINE MONTHS ENDED                           FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1997                                  SEPTEMBER 30, 1996

(Amounts in thousands)                     AVERAGE                      AVERAGE          AVERAGE                        AVERAGE
                                           BALANCE      INTEREST        RATE%(2)         BALANCE       INTEREST         RATE%(2)
                                          -------------------------------------         -----------------------------------------
INTEREST YIELDS
Loans                                     $489,293      $ 32,845          8.97          $476,181       $ 31,901          8.92
Investment securities (1)                  234,447        10,740          6.12           223,436         10,285          6.13
Other earning assets                         8,070           331          5.40             6,425            256          5.23
                                          -------------------------------------         -----------------------------------------
   Total return on earning assets          731,810        43,916          8.02           706,042         42,442          8.01

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                        278,495         4,793          2.30           293,305          5,179          2.35
   Time deposits                           199,220         7,898          5.30           209,675          8,509          5.41
                                          -------------------------------------         -----------------------------------------
     Total interest bearing deposits       477,715        12,691          3.55           502,980         13,688          3.63

Federal funds purchased                      4,979           213          5.63             1,530             64          5.50
Repurchase agreements                      124,862         4,409          4.72            89,203          3,021          4.51
Short term borrowings                        3,760           153          5.42             6,370            245          5.05
Long term borrowings                         8,124           320          5.20             4,035            163          5.39
                                          -------------------------------------         -----------------------------------------
     Total interest bearing liabilities   $619,440      $ 17,786          3.84          $604,118       $ 17,181          3.79


Interest spread                                         $ 26,130          4.18                         $ 25,261          4.22
                                                  =============================                     =============================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                         8.02                                           8.01
   Total interest cost                                                    3.25                                           3.24
                                                                      --------                                       --------
     Net Interest Margin                                                  4.77                                           4.77
                                                                      ========                                       ========

(1) Investment securities average balance is based on average carrying value while the average rate is calculated using average historical cost.
(2) Annualized

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
             None

Item 6(a)  - Exhibits

             (10)  Material Contracts:

                (10a) Executive Phantom Stock Bonus Plan - Norman E. Benden, Jr.

                (10b) Executive Phantom Stock Bonus Plan  - Frank Hierro

                (10c) Executive Phantom Stock Bonus Plan - Gregory L. Ridler

                (10d) Executive Phantom Stock Bonus Plan - David E. Westerburg

                (10e) Executive Deferred Cash Bonus Plan - Parker T. McHenry

                 (27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the nine months ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 4, 1997                      Mahoning National Bancorp, Inc.
     -----------------------




                                             /s/ Gregory L. Ridler
                                             ------------------------------
                                             Gregory L. Ridler
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer





DATE:  November 4, 1997                      /s/ Norman E. Benden, Jr.
     -----------------------                 ------------------------------
                                             Norman E. Benden, Jr.
                                             Treasurer