Form 10-K405
period 1997-12-31
MAHONING NATIONAL BANCORP INC
filed 1998-03-25
CIK 882859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                             -----------------------
         (Mark One)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             X    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         ------
         For the fiscal year ended December 31, 1997
                                   -----------------
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         ------
         For the transition period from             to
                                        ------------  -------------
         Commission file number 0-20255

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X               No
            -----               ------

         The aggregate market value of Common Stock, No Par Value, $1 Stated Value Per Share, held by non-affiliates on February 28, 1998, was approximately $233,100,000.

         As of February 28, 1998, there were 6,300,000 shares of Common Stock, No Par Value, $1 Stated Value Per Share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I, II, and IV.

(2) The Notice of Annual Meeting of Shareholders and Proxy Statement relating to the 1998 Annual Meeting of Shareholders of the Corporation on March 17, 1998, is incorporated by reference into Part III.

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

     The Registrant has no employees; however, as of December 31, 1997 Mahoning National employed approximately 388 full-time equivalent employees.

     The Registrant and its subsidiary do not have any banking offices in a foreign country and with the exception of State of Israel Bonds totaling $60 thousand, has no foreign assets, liabilities or related income and expense for the years presented.

     A description of the Registrant's business and discussion of operations is set forth on pages 32 through 43 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, and is incorporated herein by reference.

     The following additional financial information as required under Guide 3 disclosure is included in this Form 10-K and is incorporated herein by reference:

     Items I, II, IV, V - the information required is contained in Management's Discussion and Analysis on pages 33 through 43 in the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

     Item III - the information required is contained in Management's Discussion and Analysis on pages 34 through 37 in the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference. Potential problem loans at December 31, 1997, that were not disclosed as nonaccrual, accruing loans 90 days or more past due or troubled debt restructurings totaled $2.444 million. These loans represent borrowers with possible credit problems that may effect the ability of the borrowers to comply with the present loan repayment terms and result in the disclosure of such loans pursuant to Item III. C.1. All interest bearing assets have been disclosed as required under Item III. C.1. or 2.

     Item VI - the information required can be found on page 13 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

     Item VII - the information required can be found on page 14 Consolidated Statements of Financial Condition, for year end balances, and on page 23, Note H - Short Term Borrowings, of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

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

     In January 1998 the Company consolidated its Southside branch office into the South and Midlothian branch office at 525 E. Midlothian Boulevard, Youngstown, Ohio. The Southside office building, a two-story, 5,080 square foot office building located at 2901 Market Street, Youngstown Ohio was sold to a local real-estate management company.

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

Mahoning National Bancorp, Inc.
Form 10-K

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Registrant during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     Market Information:

     The Company's common shares were traded Over-The-Counter, generally in the Youngstown area in 1997 and 1996. Effective January 5, 1998, the Company's common shares were listed on The NASDAQ National Market System under the symbol "MGNB". Currently the following five brokerage firms serve as market makers for the Company's common stock: McDonald & Company Securities, Inc., The Ohio Company, Sandler O'Neill & Partners, L.P., F. J. Morrissey & Co., Inc. and Everen Securities, Inc.

     The prices presented below are bid prices which represent prices between broker-dealers and do not include retail mark-ups or mark-downs or any commission to the broker-dealer. These prices may not reflect prices in actual transactions.

Mahoning National Bancorp, Inc.
Form 10-K

         Quarter                                1997                       1996
                                            High     Low               High      Low

         1st                                22.75    21.50             21.13    19.00
         2nd                                22.50    21.50             25.50    20.75
         3rd                                26.25    22.50             26.25    24.50
         4th                                33.00    26.00             25.50    22.50

     For additional information on the Company's common stock and related stockholder matters refer to Note-M on pages 25 and 26 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

     Holders of Registrant's Stock:

     At the close of business on January 31, 1998 there were approximately 1,608 stockholders of record of Mahoning National Bancorp, Inc. common stock.

     Dividend Information:

     For the frequency and amount of cash dividends declared in the past two years refer to "Common Share Information" on page 1 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, included herein by reference. While the Company expects comparable cash dividends will be paid in the future, they will be dependent upon earnings, financial condition of the Company and other business factors.

          The dividend payout ratio of the Registrant for the past five years was as follows:

                              1997 = 33.59%
                              1996 = 30.66%
                              1995 = 29.09%
                              1994 = 29.07%
                              1993 = 30.38%

ITEM 6. SELECTED FINANCIAL DATA

          The selected financial data for each of the five years in the period ending December 31, 1997 can be found on pages 12 and 13 in the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

          This information is contained on pages 33 through 43 in the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of the Company's asset/liability management process is to maximize profits through management of the pricing and mix of assets and liabilities, while achieving acceptable levels of interest rate risk and liquidity risk and providing for adequate capitalization. Due to the fact that the assets and liabilities of a financial institution are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and have potentially the greatest impact on the net income of the Company. The Company's asset/liability management program is designed to minimize the impact of sudden and sustained changes in interest rates on the net present value (NPV) of equity and net interest income.

     The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Company's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Company has minimal agricultural loan assets and therefore would not have a specific exposure to changes in commodity prices. The Company has no market risk sensitive instruments held for trading purposes.

     As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At December 31, 1997, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1998, and were within the five percent (5%) of net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

     The NPV analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 20% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels at December 31, 1997. All market risk sensitive instruments presented in this table are

Mahoning National Bancorp, Inc.
Form 10-K

     held to maturity or available for sale. The Company has no trading securities.

     Changes In
     Interest Rate                Change In                       % Change                NPV of Equity/
     (basis points)             NPV of Equity                     In NPV                  NPV of Assets
     --------------------------------------------------------------------------------------------------
          -200                   $  14,969                        17.29%                      12.47%
          -100                       8,853                        10.23                       11.82
             0                       2,852                         3.29                       11.18
          +100                      (3,038)                       (3.51)                      10.53
          +200                      (8,819)                      (10.19)                       9.89


     The above table indicates that at December 31, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Company's NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's NPV would be expected to increase. At December 31, 1997, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, as a result of competition, the interest rates on certain assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. In the event of a change in interest rates, expected rates of repayment on assets and early withdrawal levels from certificates of deposit would likely deviate from those scheduled. In addition, the proportion of adjustable-rate loans in the Bank's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in the table. Finally, the ability of many borrowers to repay their adjustable-rate debt may decrease in the event of an increase in interest rates.

     In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the Company's results of operations, management has implemented and continues to monitor asset and liability management strategies to better match the maturities and repricing terms of the Company's interest-earning assets and interest-bearing liabilities. These strategies include: (1) emphasizing the origination of adjustable-rate mortgage loans ("ARMs"); and (2) selling a portion of its fixed-rate residential mortgage loan originations with servicing retained.

     Deposits, which are the Company's primary funding source, are priced based upon competitive factors and the availability of prudent lending

Mahoning National Bancorp, Inc.
Form 10-K

     and investment opportunities. Pursuant to this strategy, the Company has generally not offered the highest rates available in its deposit market except upon specific occasions and for specific products, to control deposit flow or when market conditions have created opportunities to attract longer-term deposits at favorable rates. In addition, the Company does not pursue an aggressive growth strategy which would force the Company to focus exclusively on competitors' rates rather than deposit affordability. This policy has assisted the Company in controlling its cost of funds. The Company has also adopted a strategy of emphasizing transaction deposit account growth as these products are less susceptible to repricing in a rising interest rate environment.

     An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives, with an available line of credit of $52.138 million at December 31, 1997, and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk.

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Company has not purchased derivative financial instruments in the past and does not presently intend to purchase such instruments in the near future. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of these commitments may not be utilized, or utilized in amounts less than the total committed, the total commitment amounts do not necessarily represent future cash requirements. The majority of the unfunded commitments at December 31, 1997 ($153.115 million) are variable rate commitments, with approximately 20% or $31 million having fixed rates. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

     The Company's exposure to interest rate risk is reviewed on a quarterly basis by the Board of Directors and the ALCO. If estimated changes to NPV and net interest income are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within board-approved limits.

Mahoning National Bancorp, Inc.
Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Auditors can be found on pages 14 through 29 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference. The report of the predecessor auditors for the year ended December 31, 1995 is incorporated herein by reference as Exhibit 99(a) - Report of Independent Certified Public Accountants.

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

     Gregory L. Ridler
               Age - 51

               Current Positions - Chairman of the Board, President and Chief Executive Officer of Mahoning National Bancorp, Inc. (1992). President and Chief Executive Officer of Mahoning National Bank
               (1989).

    Parker T. McHenry
               Age - 64

               Current Positions - Vice President of Mahoning National Bancorp, Inc. (1992). Executive Vice President of Mahoning National Bank
               (1989).

Mahoning National Bancorp, Inc.
Form 10-K

     Richard E. Davies
          Age - 58

          Current Positions - Secretary for Mahoning National Bancorp, Inc.
          (1992). Senior Vice President and Cashier for Mahoning National Bank
          (1989).

     Norman E. Benden, Jr.
          Age - 39

          Current Positions - Treasurer for Mahoning National Bancorp, Inc.
          (1992). Senior Vice President and Chief Financial Officer of Mahoning National Bank(1996).
          Previous five year experience - Senior Vice
          President and Comptroller of Mahoning National Bank (1994), Vice President and Comptroller of Mahoning National Bank (1992).

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

          The following details the security ownership of the executive officers of the Registrant:

          Richard E. Davies - 3,145 shares of common stock
                              (.050% of class)

Mahoning National Bancorp, Inc.
Form 10-K

          Norman E. Benden, Jr. - 3,459 shares of common stock
                                  (.055% of class)

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

               The following consolidated financial statements of the Registrant appear on pages 14 through 29 of the Registrant's 1997 Annual Report to Shareholders, Exhibit 13 to this Form 10-K, and are incorporated herein by reference:
                    Consolidated Statements of Financial Condition -
                             December 31, 1997 and 1996
                    Consolidated Statements of Income -
                        Three years ended December 31, 1997
                    Consolidated Statements of Changes in
                             Stockholders' Equity -
                             Three years ended December 31, 1997
                    Consolidated Statements of Cash Flows -
                             Three years ended December 31, 1997
                    Notes to Consolidated Financial Statements
                    Report of Independent Auditors

        1a.    Report of Predecessor Independent Auditors:
               The report of the predecessor auditors for the year ended December 31, 1995 is incorporated herein by reference as Exhibit 99(a) - Report of Independent Certified Public Accountants.


         2.    Financial Statement Schedules:
               Schedules normally required of Form 10-K are omitted since the required information is not applicable, not deemed material or is shown in the respective consolidated financial statements or notes thereto.

Mahoning National Bancorp, Inc.
Form 10-K

        (b) 1. Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997. On January 2, 1998, the Registrant filed a report on Form 8-K which announced that the Registrant, Mahoning National Bancorp, Inc. had listed its shares of common stock on the NASDAQ National Market System. The common stock will trade under the symbol "MGNB".

        (c)  1.  Exhibits:

                    (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
                            Not applicable.

                    (3a) The Articles of Incorporation of Mahoning National
                         Bancorp, Inc., filed on the Registrant's Form S-4, File # 33-45045 effective February 11, 1992, in addition Form 8-K, dated March 21, 1995, Certificate of Amendment by Shareholders to the Articles of Incorporation of Mahoning National Bancorp,Inc., and Form 8-K, dated March 19, 1996, Certificate of Amendment by Shareholders to the Articles of Incorporation of Mahoning National Bancorp, Inc., and Amendment of Article Fourth of the Articles of Incorporation of Mahoning National Bancorp, Inc., is incorporated herein by reference.

                    (3b) The Bylaws of Mahoning National Bancorp, Inc., filed on the Registrant's Form S-4, File #33-45045 effective February 11, 1992, is incorporated herein by reference.

                    (4) Instruments defining the Rights of Security Holders, Including Indentures, filed on the Registrant's Form S-4, File #33-45045 effective February 11, 1992, is incorporated herein by reference.

                    (9)  Voting Trust Agreement
                            Not applicable.

                    (10) Material Contracts:

                         (10a) Change-In-Control Protective Agreement between
                               Mahoning National Bancorp, Inc., and Norman E. Benden, Jr. - Treasurer (Mahoning National Bancorp, Inc.), Senior Vice President and Chief Financial Officer (Mahoning National Bank of Youngstown), filed with the

Mahoning National Bancorp, Inc.
Form 10-K

                                    Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10b) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Richard E. Davies - Secretary (Mahoning National Bancorp, Inc.), Senior Vice President and Cashier (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10c) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Parker T. McHenry - Vice President (Mahoning National Bancorp, Inc.), Executive Vice President (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10d) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Gregory L. Ridler - Chairman of the Board, President and Chief Executive Officer (Mahoning National Bancorp, Inc.), President and Chief Executive Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10e) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Karen R. DeSalvo - Assistant Vice President
                                    - Marketing (Mahoning National Bank of
                                    Youngstown), filed with the Registrant's
                                    Form 10-Q dated June 30, 1997, is
                                    incorporated herein by reference.

                           (10f) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Frank Hierro - Senior Vice President (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

                           (10g) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Dexter Hollen - Vice President and Compliance Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10h) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and John R. Lewis - Senior Vice President (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10i) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and
                                    J. David Sabine - Senior Vice President and
                                    Senior Trust Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10j) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and David E. Westerburg - Senior Vice President (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10k) Change-In-Control Protective Agreement between Mahoning National Bancorp, Inc., and Donna J. Mowrey - Assistant Vice President Human Resources (Mahoning National Bank of Youngstown), included in this form as
                                    Exhibit 10(k), is incorporated herein by reference.

                           (10l) Supplemental Executive Retirement Plan between Mahoning National Bank of Youngstown and Gregory L. Ridler, originally filed with the Registrant's Form 10-K dated December 31, 1995, was amended and refiled with the Registrant's Form 10-Q dated June 30, 1997, and is incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

                           (10m) Split Dollar Life Insurance Plan between Mahoning National Bank and Gregory L. Ridler filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                           (10n) Executive Phantom Stock Bonus Plan between The Mahoning National Bank of Youngstown and Norman E. Benden, Jr., filed with the Registrant's Form 10-Q dated September 30, 1997, is incorporated herein by reference.

                           (10o) Executive Phantom Stock Bonus Plan between The Mahoning National Bank of Youngstown and Frank Hierro, filed with the Registrant's Form 10-Q dated September 30, 1997, is incorporated herein by reference.

                           (10p) Executive Phantom Stock Bonus Plan between The Mahoning National Bank of Youngstown and Gregory L. Ridler, filed with the Registrant's Form 10-Q dated September 30, 1997, is incorporated herein by reference.

                           (10q) Executive Phantom Stock Bonus Plan between The Mahoning National Bank of Youngstown and David E. Westerburg, filed with the Registrant's Form 10-Q dated September 30, 1997, is incorporated herein by reference.

                           (10r) Executive Deferred Cash Bonus Plan between The Mahoning National Bank of Youngstown and Parker T. McHenry, filed with the Registrant's Form 10-Q dated September 30, 1997, is incorporated herein by reference.

                           (11) Statement Regarding Computation of Per Share Earnings.

                                    The necessary information can be found under Note A-12 of the Notes to Consolidated Financial Statements on page 19 of the 1997 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

                           (12)     Statement Regarding Computation of Ratios.
                                        Not applicable.

                           (13)     1997 Annual Report to Shareholders.

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

                           (23)     Consents of Experts and Counsel.
                                        Not applicable.

                           (24)     Power of Attorney. Not applicable.

                           (27)     Financial Data Schedule.

                           (28) Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable.

                           (99)     Additional Exhibits.

                                (a)      Report of Independent Certified
                                         Public Accountants. Predecessor
                                         auditors report for the year ended
                                         December 31, 1995.

                                (b)      The Registrant's Notice of Annual
                                         Meeting and Proxy Statement dated
                                         March 17, 1998.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 1998.

                  MAHONING NATIONAL BANCORP, INC.
                  (Registrant)


                  /s/ Gregory L. Ridler
                  -------------------------------------
                  GREGORY L. RIDLER
                  President
                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 17th day of March, 1998.

/s/ Norman E. Benden, Jr.                   /s/ Gregory L. Ridler
-----------------------------------         --------------------------------------
Norman E. Benden, Jr. - Treasurer           Gregory L. Ridler
(Principal Financial and                    Chairman of the Board,
 Accounting Officer)                        President and Chief Executive Officer

/s/ Frank A. Kramer                         /s/ Warren P. Williamson, III
-----------------------------------         --------------------------------------
Frank A. Kramer - Director                  Warren P. Williamson, III- Director

/s/ Daniel B. Roth                          /s/ Charles J. McCrudden, Jr.
-----------------------------------         --------------------------------------
Daniel B. Roth - Director                   Charles J. McCrudden, Jr.- Director

Mahoning National Bancorp, Inc.
Form 10-K

                                  EXHIBIT INDEX

Exhibit
Number

10(k)    Change-In-Control Protective Agreement-Donna J. Mowrey

13       1997 Annual Report to Shareholders

21       Subsidiaries of the Registrant

27       Financial Data Schedule

99(a) Report of Independent Certified Public Accountants. Predecessor Auditors Report for the year ended December 31, 1995.

99(b) Registrant's Notice of Annual Meeting and Proxy Statement dated March 17, 1998