Form 10-Q
period 1998-03-31
MAHONING NATIONAL BANCORP INC
filed 1998-05-13
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                         ______________________________


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended March 31, 1998

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                         For the transition period from


                                _______to_______


                         ______________________________

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of April 30, 1998

                         MAHONING NATIONAL BANCORP, INC.
                                      INDEX




                                                                                                    Page Number
                                                                                                    -----------
PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
         Consolidated Balance Sheet (unaudited) -
         March 31, 1998 and
         December 31, 1997                                                                                   3

         Consolidated Statements of Income -
         Three Months Ended March 31, 1998
         and 1997 (unaudited)                                                                                4

         Consolidated Statements of Comprehensive Income -
         Three Months Ended March 31, 1998 and 1997
         (unaudited)                                                                                         5

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1998 and 1997
         (unaudited)                                                                                         6

         Notes to Consolidated Financial Statements                                                      7 - 8

         Item 2 - Management Discussion and Analysis
         of Operations and Liquidity and Capital Resources                                               9 - 18

         Item 3 - Summary of Average Balances and Interest Rates                                             19

PART II - OTHER INFORMATION                                                                             20 - 21

         Exhibit Number 27 - Financial Data Schedule


SIGNATURES                                                                                                   22

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                               MARCH 31,                      DECEMBER 31,
(Amounts in thousands, except per share data)                                     1998                            1997
                                                                        -------------------------       -------------------------
ASSETS
Cash and due from banks                                                                  $29,160                         $29,143
Federal funds sold                                                                        13,400                           8,800
Investment securities available for sale - at fair value                                 195,868                         189,578
Investment securities held to maturity - at cost
  (Market value $50,001 at March 31, 1998
   and $61,248 at December 31, 1997)                                                      49,899                          61,178
Loans                                                                                    498,684                         492,487
  Less allowance for possible loan losses                                                  7,740                           7,524
                                                                        -------------------------       -------------------------
        Net loans                                                                        490,944                         484,963
Bank premises and equipment                                                                8,495                           8,653
Other assets                                                                              14,737                          14,551
                                                                        -------------------------       -------------------------
        Total assets                                                                    $802,503                        $796,866
                                                                        =========================       =========================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                                                 $71,693                         $74,500
    Interest bearing
      Savings                                                                            270,155                         275,139
      Time                                                                               196,531                         195,472
                                                                        -------------------------       -------------------------
        Total deposits                                                                   538,379                         545,111
  Federal funds purchased and securities
    sold under agreement to repurchase                                                   147,853                         146,245
  Short term borrowings                                                                    8,455                          10,954
  Long term borrowings                                                                    12,916                           3,151
  Other liabilities                                                                        6,369                           4,826
                                                                        -------------------------       -------------------------
        Total liabilities                                                                713,972                         710,287
                                                                        -------------------------       -------------------------

STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                                                     6,300                           6,300
  Additional paid-in capital                                                              44,100                          44,100
  Retained earnings                                                                       37,150                          35,221
  Unrealized gain on investment securities
    available for sale, net of deferred taxes                                                981                             958
                                                                        -------------------------       -------------------------
        Total stockholders' equity                                                        88,531                          86,579
                                                                        -------------------------       -------------------------
        Total liabilities and
          stockholders' equity                                                          $802,503                        $796,866
                                                                        =========================       =========================


See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           FOR THE THREE                   FOR THE THREE
                                                                           MONTHS ENDED                    MONTHS ENDED
(Amounts in thousands, except per share data)                             MARCH 31, 1998                  MARCH 31, 1997
                                                                            (UNAUDITED)                     (UNAUDITED)
                                                                     --------------------------      --------------------------
INTEREST INCOME
  Interest and fees on loans                                                           $10,892                         $10,649
  Interest on investment securities
    Taxable                                                                              3,276                           3,118
    Nontaxable                                                                             273                             243
  Interest on federal funds sold                                                            65                             178
                                                                     --------------------------      --------------------------
                                                                                        14,506                          14,188
INTEREST EXPENSE
  Interest on deposits                                                                   4,012                           4,220
  Interest on federal funds purchased and
    securities sold under agreement to repurchase                                        1,684                           1,489
  Interest on short term borrowings                                                         80                              98
  Interest on long term borrowings                                                          62                              54
                                                                     --------------------------      --------------------------
                                                                                         5,838                           5,861
                                                                     --------------------------      --------------------------
         Net interest income                                                             8,668                           8,327
PROVISION FOR LOAN LOSSES                                                                  726                             800
                                                                     --------------------------      --------------------------
         Net interest income after
           provision for loan losses                                                     7,942                           7,527

OTHER OPERATING REVENUE
  Trust department income                                                                  788                             710
  Service charges on deposit accounts                                                    1,009                             995
  Other service charges                                                                    188                             191
  Other revenue                                                                             80                              69
  Gain on sale of investment securities
    available for sale                                                                       -                             178
                                                                     --------------------------      --------------------------
                                                                                         2,065                           2,143
                                                                     --------------------------      --------------------------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                                                         2,834                           2,704
  Expenses of premises and fixed assets                                                    720                             802
  Other expense                                                                          1,635                           1,519
                                                                     --------------------------      --------------------------
                                                                                         5,189                           5,025
                                                                     --------------------------      --------------------------
         Income before income taxes                                                      4,818                           4,645
INCOME TAX EXPENSE                                                                       1,566                           1,512
                                                                     --------------------------      --------------------------
         NET INCOME                                                                     $3,252                          $3,133
                                                                     ==========================      ==========================

NET INCOME PER COMMON SHARE                                                              $0.52                           $0.50

DIVIDENDS PER SHARE                                                                       0.21                            0.16

See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                      FOR THE THREE                  FOR THE THREE
                                                                       MONTHS ENDED                  MONTHS ENDED
(Amounts in thousands, except per share data)                         MARCH 31, 1998                MARCH 31, 1997
                                                                       (UNAUDITED)                    (UNAUDITED)
                                                                 -------------------------       ----------------------
Net Income                                                                        $ 3,252                      $ 3,133
                                                                 -------------------------       ----------------------
Other comprehensive income, before tax:
    Unrealized holding gains (losses) arising
      during period                                                                    35                       (2,016)
    Less: reclassification adjustment for gains
      (losses) included in net income                                                   -                          178
                                                                 -------------------------       ----------------------
Other comprehensive income, before tax                                                 35                       (2,194)
Income tax expense (benefit) related to
  items of other comprehensive income                                                  12                         (767)
                                                                 -------------------------       ----------------------
Comprehensive income                                                              $ 3,275                      $ 1,706
                                                                 =========================       ======================

Comprehensive income per common share                                              $ 0.52                       $ 0.27
                                                                 =========================       ======================

                         MAHONING NATIONAL BANCORP INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         THREE MONTHS               THREE MONTHS
(Amounts in thousands)                                                                       ENDED                     ENDED
                                                                                        MARCH 31, 1998             MARCH 31, 1997
                                                                                          (UNAUDITED)               (UNAUDITED)
                                                                                -------------------------------------------------
Cash flows from operating activities                                                            $ 5,936                  $ 5,296

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale                            5,068                    5,084
  Proceeds from maturities of investment securities held to maturity                             11,315                    8,735
  Sale of investment securities available for sale                                                    -                   20,075
  Purchase of investment securities available for sale                                          (11,320)                 (42,377)
  Purchase of investment securities held to maturity                                                  -                        -
  Net increase in loans                                                                          (7,067)                 (15,249)
  Net (increase) decrease in federal funds sold                                                  (4,600)                   3,800
  Capital expenditures                                                                             (133)                     (25)
                                                                                -------------------------------------------------
        Net cash (used in) provided by investing activities                                      (6,737)                 (19,957)

Cash flows from financing activities
  Net decrease in deposits                                                                       (6,732)                  (5,606)
  Net increase in federal funds purchased and
    securities sold under agreement to repurchase                                                 1,609                   19,116
  Net (decrease) increase in short term borrowings                                               (2,500)                     193
  Proceeds from long term borrowings                                                             10,000                        -
  Payments on long term borrowings                                                                 (236)                    (224)
  Dividends paid                                                                                 (1,323)                  (1,008)
                                                                                -------------------------------------------------
        Net cash provided by (used in) financing activities                                         818                   12,471

        Net increase (decrease) in cash and cash equivalents                                         17                   (2,190)
Cash and cash equivalents at beginning of year                                                   29,143                   29,257
                                                                                -------------------------------------------------
Cash and cash equivalents at end of quarter                                                    $ 29,160                 $ 27,067
                                                                                =================================================


Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                                    $ 5,844                  $ 5,919
                                                                                =================================================
  Non-cash transactions:
    Transfer from loans to other real estate owned                                                 $ 40                     $ 28
                                                                                =================================================

                         MAHONING NATIONAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The financial information presented is prepared in accordance with generally accepted accounting principles and general policies within the financial service industry. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. All significant intercompany balances and transaction have been eliminated and the information furnished includes all adjustments consisting of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The results of the interim financial information presented are not necessarily indicative of the results of operations for the full calendar year ending December 31, 1998.

NOTE B - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128
       - EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. Since the Company had no stock options, warrants or other common stock equivalents basic EPS and diluted EPS were the same in each year presented.

NOTE C - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130
       - REPORTING COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The consolidated Statements of Comprehensive Income for the three months ended March 31, 1998 and 1997 are included in this Form 10-Q on page 5.

NOTE D - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131
       - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND
         RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statement disclosure for the year ended December 31, 1998. At this time, the Company does not anticipate additional segment reporting will be required.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Earnings Review

Net income for the first three months of 1998 amounted to $3.252 million or $0.52 per share. This represents an increase of 4% over net income earned during the same period in 1997 ($3.133 million or $0.50 per share).

The primary component of earnings is net interest income. Net interest income for the first three months of 1998 was $8.668 million compared with $8.327 million or a 4% increase from the comparable period in 1997.

Interest and fees on loans increased $243 thousand in the first three months of 1998 compared to the first three months of 1997. This increase was the result of a $13.358 million increase in average loan balances for the first three months of 1998 compared to 1997; $498.034 million compared to $484.676 million. The increase in average loan balances for the first three months of 1998 accounted for approximately $290 thousand in additional tax effective net interest income on loans. This increase was partially offset by a reduction in tax effective net interest income of approximately $61 thousand due to a five (5) basis point reduction in loan yields. Interest expense decreased $23 thousand for the first quarter of 1998 compared to the same period in 1997. This decrease can be attributed to a seven (7) basis point reduction in the cost of funds which reduced the Company's interest expense by approximately $185 thousand. This reduction was mostly offset by increases in the average balances of interest bearing liabilities which accounted for approximately $162 thousand in additional interest expense. The average balance of securities sold under agreements to repurchase totaled $137.219 million for the first quarter of 1998, a $9.978 million increase over 1997 first quarter average balances of $127.241 million. This increase accounted for $122 thousand of the additional $162 thousand of interest expense due to volume increases. The company expects funding costs to remain below 1997 levels throughout 1998 as the impact of a 25 basis point reduction in the savings rate on February 2, 1998 continues to positively impact 1998 earnings. In addition, time deposit costs for 1998 are currently lower than 1997 costs and should remain below 1997 levels throughout the year as maturing certificates are repricing at lower rates. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs. Based on a modest loan growth forecast for the remainder of 1998, the Company does not expect to aggressively price its time deposits. For a detailed analysis of the company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates; Item 3 of this report on page 19.

In late March of 1997 the Federal Reserve Bank increased the discount rate and Mahoning National increased its prime lending rate by 25 basis points to 8.50% where it has remained for the past twelve months. The net interest margin for the first quarter of 1998 was 4.81%, a seven (7) basis point increase from the 4.74% net interest margin in the first quarter of 1997.

The Company's primary market risk exposure is interest rate risk. As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At March 31, 1998, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1998, and were within the five percent (5%) of net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

The net present valve (NPV) analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 20% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels at March 31, 1998. There were no significant changes from the analysis prepared December 31, 1997.


            Changes In
           Interest Rate           Change In          % Change        NPV of Equity/
          (basis points)        NPV of Equity          In NPV         NPV of Assets
         ----------------------------------------------------------------------------
             -200                 $ 15,404              17.40%           12.67%
             -100                    9,690              10.94            12.07
                0                    4,080               4.61            11.48
             +100                   (1,427)             -1.61            10.88
             +200                   (6,834)             -7.72            10.29

Other operating revenue of $2.065 million, exclusive of security transactions, increased $100 thousand or 5% over the first three months of 1997 total of $1.965 million.

The largest component of other operating revenue in the first quarter of 1998 was service charges on deposit accounts which increased $14 thousand or 1% over the first quarter of

1997. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.06% for the first three months of 1998 compared to 1.04% for the same period in 1997. In the first three months of 1998, service charges on deposit accounts as a percentage of average deposits increased to .76% from .74% for the same period in 1997. The Company annually reviews all of its fee-based products and services for marketability and profitability. Increases realized in the first quarter of 1998 are the result of growth in the number of retail checking accounts over the past seven months which coincided with the introduction of two new package checking accounts. Management expects other operating revenue to continue to exceed 1997 levels, but the increases will not be as significant as those realized in 1997.

Mahoning National Bank's Trust and Investment Department generated $788 thousand in other revenue in the first three months of 1998, an increase of $78 thousand or 11% over the $710 thousand earned in the same period of 1997. Trust Department assets totaled $435.156 million with a market value of $667.888 million at March 31, 1998 compared to $571.119 million with a market value of $712.748 million at March 31, 1997. This decrease was the result of a corporate customer consolidating employee benefit and custody trust accounts with a financial institution outside of the Company's market area in the second quarter of 1997. The $78 thousand increase in trust fees, even with the loss of this large corporate customer, can be attributed to the department's market based fees, which increased due to the significant increase in account market values as a result of rises in the stock market over the past year.

In February of 1997 the Company realized a $178 thousand gain when $20.075 million of U. S. Government Securities were sold from the available for sale portfolio. There were no security sales in the first three months of 1998.

Provision for loan losses for the first quarter of 1998 amounted to $726 thousand compared to $800 thousand for the comparable period in 1997. This increase is discussed in more detail under the Provision for Loan Loss heading later in this discussion.

Other operating expense for the first quarter increased $164 thousand or approximately 3% from the comparable period in 1997, $5.189 million from $5.025 million. As a percentage of average assets, other operating expense was 2.66% for the first quarter of 1998 and 1997. The Company's efficiency ratio which measures non-interest expense as a percent of non-interest income plus net interest income on a fully tax equivalent basis declined 38 basis points from 47.97% in 1997 to 47.59% in 1998. This efficiency ratio would place the Company near the top of its peer group.

Salaries and employee benefits expense for the first three months of 1998 increased $130 thousand or 5% from the same period in 1997. Salary expense alone increased $102 thousand or 5% for the first three months of 1998 when compared to the same period in 1997. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1998 and increases in various employee incentive programs. Health care expenses for the first three months of 1998 were $196 thousand compared to $185 thousand for the same period in 1997, an increase of $11 thousand or 6%. It is unknown at this time what the Company's health care renewal rates will be for the plan year beginning July 1, 1998. The number of full time equivalent employees decreased from 393 at March 31, 1997 to 388 at March 31, 1998.

Expenses of premises and fixed assets for the first quarter of 1998 totaled $720 thousand, a 10% decrease ($82 thousand) from the first quarter of 1997 total of $802 thousand.

Net occupancy expense, which represents various facility management expenses increased $6 thousand in the first three months of 1998 to $376 thousand from $370 thousand in the same period of 1997.

Equipment rental, depreciation and maintenance, of $344 thousand, decreased $88 thousand from the first three months of 1997. This decrease was the result of the termination of various computer equipment leases and their related service contracts in April 1997. The equipment that was covered by these leases was either purchased at a discount or disposed of.

Other expenses increased $116 thousand in the first quarter of 1998, to $1.635 million, from $1.519 million for the same period of 1997, an 8% increase. This increase was the result of increased amortization and support on software purchased in 1997 and 1998, increased marketing expenses related to the promotion of loan and deposit products, increased business activity and general inflationary increases. Other expenses for the remainder of 1998 are expected to exceed 1997 expenses by approximately 5%.

In early 1997, the Company began to address the Year 2000 issue, which covers the process of converting computer systems to identify the Year 2000. A Year 2000 committee was formed consisting of senior management and selected representatives from all areas of the Company. The committee, which meets regularly, has developed a project plan based on the five (5) phases the Federal Financial Institutions Examination Council (FFIEC) had outlined to effectively manage Year 2000 issues. The following are the five (5) phases as outlined by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At the end of March 1998, the Awareness and Assessment phases have been completed and documentation that supports the comprehensive Year 2000 project plan has been completed. The Company is at various stages of Renovation, Validation and Implementation on those applications or systems identified as mission-critical to the Company. An application or system is considered mission-critical if it is vital to the successful continuance of a core business activity or is an application that interfaces with a mission-critical system. The Renovation phase includes the purchase or renovation of hardware and/or software to replace those items found to be non-compliant with Year 2000. At this time it is not expected that expenses to address Year 2000 Renovation, Validation and Implementation issues will materially impact future operating results.

Income Taxes

Income tax expense for the first three months of 1998 amounted to $1.566 million compared to $1.512 million for the same period in 1997. Income tax expense for 1998 is being accrued at an effective rate of approximately 32.5%, which compares to an effective tax rate of 32.2% for all of 1997.

The Statement of Condition includes approximately $1.869 million and $1.881 million of net deferred tax assets at March 31, 1998 and December 31, 1997 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first three months of 1998 compared to the same time period of 1997.

                                                     For the three              For the three
                                                     months ended               months ended
                                                     March 31, 1998             March 31, 1997
                                                     --------------             --------------

Return on Average Assets                                  1.67%                     1.66%
Return on Average Equity                                 14.91                      16.20
Return on Earnings Assets
-Taxable Equivalent                                       7.99                       8.00
Interest Cost                                             3.18                       3.26
Net Interest Margin                                       4.81                       4.74

Statements of Condition

As of March 31, 1998, total assets of the Company amounted to $802.503 million, an increase from December 31, 1997 total assets of $796.866 million. Average assets for the first quarter of 1998 amounted to $790.729 million compared to $767.458 million for the same quarter of 1997, a 3% increase. Through the first three months of 1998 total loans increased $6.197 million or 1% from year end while the investment portfolio decreased $4.989 million or 2% in that same period. The growth in earning assets was primarily funded with a $9.765 million increase in long term borrowings and earnings retention, which were partially offset by a decline in deposits of $6.732 million.

Investment Portfolio

The deposits and other borrowings of the Company, in excess of required reserves and operating funds of the Mahoning National Bank of Youngstown, are invested in loans, investment securities and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings and safety of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and offer a favorable return to the stockholders.

At March 31, 1998, the investment portfolio totaled $245.767 million (which included a $1.509 million unrealized gain on available for sale securities) which was a decrease of $4.989 million from December 31, 1997.

At March 31, 1998, the Company has classified investment securities with amortized cost and fair market value of $194.359 and $195.868 million respectively, or 80% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may rise. The Company did not hold any on or off balance sheet derivatives during 1997, and does not expect to in 1998.

In the first quarter of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There were no security sales in the first quarter of 1998. No securities were transferred between categories in the first three months of 1998.

Loans

Total loans outstanding increased by $6.197 million or 1% from $492.487 million on December 31, 1997, to a historic high of $498.684 million on March 31, 1998. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 92.63% at March 31, 1998, compared to 90.35% at December 31, 1997.

The increase in the loan portfolio in the first three months of 1998 is the result of modest loan demand and good results from business development efforts. The area of largest growth in the first three months of 1998 was commercial loans.

Commercial loans, which declined by 9% for the year ended December 31, 1997, increased by $7.723 million or 10% from $79.517 million at December 31, 1997 to $87.240 million at March 31, 1998. As the competition for commercial loans increases throughout 1998, with banks looking to continue past growth trends in their loan portfolios, the Company does not intend to compromise its credit standards for the sake of loan growth.

Consumer loans increased $763 thousand in the first three months of 1998 after increasing $7.0 million, or 5%, in 1997. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. The growth rate of 1997 was not sustained in the first three months of 1998 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to the increased charge-offs and delinquency trends of the past few years. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) will impact future growth and necessitate a commitment to providing the dealer network with a very high level of service. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, competition in the market area, and a projected slowdown in our national economy, consumer loan totals are expected to remain at current levels over the remainder of 1998.

Residential mortgage growth remained relatively flat over the first three months of 1998. The Company, which expects to be more active in the secondary market in 1998, sold approximately $1.1 million in mortgages in the first quarter of 1998 after selling approximately $1.0 million in all of 1997. The Company will continue to place emphasis on generating salable loans, with servicing retained, over the remainder of 1998. With the expected increase in secondary market sales, only modest growth is expected for residential mortgages over the remainder of 1998.

As of March 31, 1998, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $2.988 million compared to $2.881 million at December 31, 1997. Listed below is a schedule of the Company's non-performing assets:

(Amounts in thousands)                            March 31, 1998    December 31, 1997
----------------------                            --------------    -----------------
Non accrual loans                                      $2,507            $2,227
Accruing loans 90 days
  or more past due                                        481               654
                                                        -----             -----
Non performing loans                                    2,988             2,881
Restructured loans in
  compliance with modified
  terms                                                    58                --
Other real estate owned                                 1,095             1,112
                                                        -----             -----
Total problem assets                                   $4,141            $3,993
                                                       ======            ======
Total problem assets to
  total assets                                           0.52%             0.50%

The following ratios provide additional information on the status of the loan portfolio:

                                                         As of             As of
                                                     March 31, 1998    March 31, 1997
                                                     --------------    --------------
Loan deposit ratio                                       92.63%              90.09%
Non performing loans to
  total loans                                              .60                 .79
Non performing loans to
  allowance for loan losses                              38.61               51.42
Allowance for loan losses
  to total loans                                          1.55                1.53
Net charge-offs to average
  loans                                                    .10                 .29
Net charge-offs ($000)                                 $   510           $   1,382

Shown below is a summary of the allowance for loan losses:

                                                     For the three              For the three
                                                     months ended               months ended
(Amounts in thousands)                              March 31, 1998              March 31, 1997
----------------------                              --------------              --------------
Balance at the beginning of period                      $ 7,524                    $ 8,112
Provision charged to operating expense                      726                        800
Recoveries of loans charged off                             215                        122
Losses charged to allowance                                (725)                    (1,504)
                                                        -------                    -------
Balance at end of period                                $ 7,740                    $ 7,530
                                                        =======                    =======

Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the quarter ended March 31:

                                                             1998                    1997
                                                             ----                    ----
Principal amount of impaired loans                          $1,434                  $1,054
Allowance allocated to impaired loans                          325                     350
                                                            ------                  ------
Portion for which no allowance is allocated                 $1,109                  $  704
                                                            ======                  ======
Average investment in impaired loans for
  the quarter ended March 31:                               $1,145                  $1,136
                                                            ======                  ======

Total cash collected on impaired loans during the first quarter of 1998 and 1997 was $23 thousand and $159 thousand respectively, $21 thousand of which was credited to principal and $2 thousand which was credited to interest in 1998 and $159 thousand which was credited to principal in 1997. Interest that would have been accrued on impaired loans in the first quarter of 1998 and 1997 was $39 thousand and $25 thousand respectively. No interest income was recognized during the first quarter of 1998 or 1997.

Provision for Loan Losses

The policies of the Company provide for loan loss reserves to adequately protect the Company against reasonably probable loan losses consistent with sound and prudent banking practice. In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of March 31, 1998, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first quarter of 1998 was $726 thousand, a decrease of $74 thousand from the 1997 first quarter provision.

Net charge-offs on consumer loans and credit card related plans totaled $550 thousand for the first three months of 1998 compared to $606 thousand for the same period in 1997. This decrease was the result of stricter underwriting standards adopted over the past year along with more pro-active collection efforts. The Company's experience in 1997 and the first three months of 1998 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings.

A complete analysis of the loan underwriting and loan collection departments was performed in 1997. As a result of that analysis, stricter underwriting guidelines have been established along with more pro-active collection efforts. These actions should continue to have a positive impact on reducing consumer loan charge-offs in 1998.

It is anticipated that some of the amounts charged-off in the first quarter will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

This area will continue to be monitored closely during the coming year as the Company continues to evaluate the adequacy of the allowance for loan losses with future provisions to the allowance being dependent upon the growth and quality of the loan portfolio. As a result of possible changes in economic conditions there can be no guarantee that the level of the provision or allowance for loan losses will not be increased by the Company. At March 31, 1998, the allowance for loan losses totaled $7.740 million or 1.55% of total loans, compared to $7.530 million or 1.53% of total loans at March 31, 1997.

Liquidity and Capital

It is a primary objective of the Company to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short term investments (Federal funds sold) and short term borrowings (Federal funds purchased and repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used primarily as cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At March 31, 1998, and December 31, 1997 $2.495 million and $298 thousand of residential mortgage loans were designated as held for sale respectively. At March 31, 1998, $195.868 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a remaining available line of credit of $40.154 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $12.916 million outstanding in FHLB borrowings at March 31, 1998 compared to $3.151 million at December 31, 1997.

Total capital Accounts have grown $1.952 million or 2% in the first three months of 1998. This increase reflects retained earnings less dividends paid and also reflects a $23 thousand unrealized gain, net of deferred taxes, on the available for sale investment portfolio for the first three months of 1998. Dividends paid in 1998 year to date were $1.323 million or $.21 per share compared to $1.008 million or $.16 per share for the same period in 1997. Book value per share as of March 31, 1998 was $14.05 per share compared to $13.74 on December 31, 1997.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 1998, the Company's leverage, Tier 1 and total risk-based capital ratios were 11.07%, 17.83% and 19.09%, receptively, compared to 11.05%, 17.70% and 18.95% at
December 31, 1997, receptively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                         MAHONING NATIONAL BANCORP, INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                         FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 1998                             MARCH 31, 1997

(Amounts in thousands)                             AVERAGE                        AVERAGE      AVERAGE                       AVERAGE
                                                   BALANCE       INTEREST          RATE%       BALANCE       INTEREST         RATE%
                                                -----------------------------------------   ----------------------------------------
INTEREST YIELDS
Loans                                             $498,034       $ 10,930          8.90%      $484,676       $ 10,701         8.95%
Investment securities                              243,203          3,697          6.16%       230,334          3,492         6.15%
Other earning assets                                 4,667             65          5.57%        13,439            178         5.31%
                                                -----------------------------------------   ----------------------------------------
   Total return on earning assets                  745,904         14,692          7.99%       728,449         14,371         8.00%

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                272,595          1,454          2.16%       279,131          1,607         2.33%
   Time deposits                                   196,881          2,558          5.27%       199,458          2,613         5.31%
                                                -----------------------------------------   ----------------------------------------
     Total interest bearing deposits               469,476          4,012          3.47%       478,589          4,220         3.58%

Federal funds purchased                              8,593            119          5.56%            70              1         5.23%
Repurchase agreements                              137,219          1,565          4.62%       127,241          1,488         4.74%
Short term borrowings                                6,327             80          5.06%         7,670             98         5.11%
Long term borrowings                                 4,735             62          5.30%         3,988             54         5.46%
                                                -----------------------------------------   ----------------------------------------
     Total interest bearing liabilities           $626,350       $  5,838          3.78%      $617,558       $  5,861         3.85%

Interest spread                                                  $  8,854          4.21%                     $  8,510         4.15%
                                                            =============================               ============================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                  7.99%                                      8.00%
   Total interest cost                                                             3.18%                                      3.26%
                                                                                ---------                                   --------
     Net Interest Margin                                                           4.81%                                      4.74%
                                                                                =========                                   ========

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
              None

              The Annual Shareholders meeting of Mahoning National Bancorp, Inc. was held March 17, 1998 for the purpose of:

         1) To elect three (3) directors to Class II of the Corporation's staggered Board of Directors to serve a two-year term or until their successors shall have been elected and qualified.

              The following Directors were elected to the Company's Board of
              Directors:

                                                                                                 Withhold
                                                                                                 Authority
                  Nominee                            Class                 For                   to Vote
                  -------                            -----                 ---                   -------
                  William J. Bresnahan                 I                 4,991,636                 47,555
                  Frank A. Kramer                      I                 4,982,736                 56,455
                  Warren P. Williamson, III            I                 4,953,186                 86,005

                  The following are the Directors whose terms in office as Directors continued after the meeting:

                  Director                                               Class
                  --------                                               -----
                  Charles J. McCrudden, Jr.                                II
                  Gregory L. Ridler                                        II
                  Daniel B. Roth                                           II


Item 5   -        Other Information
                  None

Item 6(a) -       Exhibits

                  (27)     Financial Data Schedule

Item 6(b) -       Reports on Form 8-K
                  Form 8-K dated January 2, 1998 announced that Mahoning
                  National Bancorp, Inc., had listed its shares of common stock on the NASDAQ National Market System, effective January 5,
                  1998, trading under the symbol "MGNB".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:     May 11, 1998                          Mahoning National Bancorp, Inc.
      -------------------------



                                                /S/ Gregory L. Ridler
                                                --------------------------------
                                                Gregory L. Ridler
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer





DATE:     May 11, 1998                          /S/ Norman E. Benden, Jr.
      -------------------------                 --------------------------------
                                                Norman E. Benden, Jr.
                                                Treasurer