Form 10-Q
period 1998-06-30
MAHONING NATIONAL BANCORP INC
filed 1998-08-11
CIK 882859

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q

                         ----------------------

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934
                    For the period ended June 30, 1998

                                    or

        [ ] Transition Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
                    For the transition period from


                                    to


                         ----------------------

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of July 31, 1998

                     MAHONING NATIONAL BANCORP, INC.
                                  INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements
     Consolidated Balance Sheet (unaudited) -
     June 30, 1998 and
     December 31, 1997                                                     3

     Consolidated Statements of Income -
     Six Months Ended June 30, 1998
     and 1997 (unaudited)                                                  4

     Consolidated Statements of Comprehensive Income -
     Six Months Ended June 30, 1998 and 1997
     (unaudited)                                                           5

     Condensed Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1998 and 1997
     (unaudited)                                                           6

     Notes to Consolidated Financial Statements                        7 - 8

     Item 2 - Management Discussion and Analysis
     of Operations and Liquidity and Capital Resources                9 - 20

     Item 3 - Summary of Average Balances and Interest Rates              21

PART II - OTHER INFORMATION                                               22

     Exhibit Number 27 - Financial Data Schedule


SIGNATURES                                                                23


                                    PART I
                             FINANCIAL INFORMATION

                        MAHONING NATIONAL BANCORP INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)


(Amounts in thousands)
                                                             JUNE 30,     DECEMBER 31,
                                                               1998           1997
                                                           ------------   ------------
ASSETS
Cash and due from banks                                        $28,735        $29,143
Federal funds sold                                                 -            8,800
Investment securities available for sale - at fair value       217,724        189,578
Investment securities held to maturity - at cost
  (Market value $35,015 at June 30, 1998
  and $61,248 at December 31, 1997)                             34,925         61,178
Loans                                                          507,315        492,487
  Less allowance for possible loan losses                        7,548          7,524
                                                           ------------   ------------
        Net loans                                              499,767        484,963
Bank premises and equipment                                      8,729          8,653
Other assets                                                    14,767         14,551
                                                           ------------   ------------
        Total assets                                          $804,647       $796,866
                                                           ------------   ------------
                                                           ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                       $77,669        $74,500
    Interest bearing
      Savings                                                  266,806        275,139
      Time                                                     193,868        195,472
                                                           ------------   ------------
        Total deposits                                         538,343        545,111
  Federal funds purchased and securities
    sold under agreement to repurchase                         142,159        146,245
  Short term borrowings                                         15,483         10,954
  Long term borrowings                                          12,677          3,151
  Other liabilities                                              4,990          4,826
                                                           ------------   ------------
        Total liabilities                                      713,652        710,287
                                                           ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                           6,300          6,300
  Additional paid-in capital                                    44,100         44,100
  Retained earnings                                             39,332         35,221
  Unrealized gain (loss) on investment securities
    available for sale, net of deferred taxes                    1,263            958
                                                           ------------   ------------
        Total stockholders' equity                              90,995         86,579
                                                           ------------   ------------
        Total liabilities and
          stockholders' equity                                $804,647       $796,866
                                                           ------------   ------------
                                                           ------------   ------------

See Notes to Consolidated Financial Statements

                        MAHONING NATIONAL BANCORP INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                                                     MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED
(Amounts in thousands, except per share data)       JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                    -------------   -------------   -------------   -------------
INTEREST INCOME
  Interest and fees on loans                              $10,853         $10,946         $21,745         $21,595
  Interest on investment securities
    Taxable                                                 3,344           3,215           6,620           6,333
    Nontaxable                                                290             265             563             508
  Interest on federal funds sold                              239             128             304             306
                                                    -------------   -------------   -------------   -------------
                                                           14,726          14,554          29,232          28,742
INTEREST EXPENSE
  Interest on deposits                                      3,953           4,234           7,965           8,454
  Interest on federal funds purchased and
    securities sold under agreement to repurchase           1,551           1,570           3,235           3,059
  Interest on short term borrowings                           122             128             202             226
  Interest on long term borrowings                            167              51             229             105
                                                    -------------   -------------   -------------   -------------
                                                            5,793           5,983          11,631          11,844
                                                    -------------   -------------   -------------   -------------
         Net interest income                                8,933           8,571          17,601          16,898
PROVISION FOR LOAN LOSSES                                     726             725           1,452           1,525
                                                    -------------   -------------   -------------   -------------
         Net interest income after
           provision for loan losses                        8,207           7,846          16,149          15,373

OTHER OPERATING REVENUE
  Trust department income                                     787             787           1,575           1,497
  Service charges on deposit accounts                       1,067           1,019           2,076           2,014
  Other service charges                                       201             204             389             395
  Other revenue                                                72              66             138             135
  Gain on sale of loans                                       126               9             140               9
  Gain on sale of investment securities
    available for sale                                        -               -                 -             178
                                                    -------------   -------------   -------------   -------------
                                                            2,253           2,085           4,318           4,228
                                                    -------------   -------------   -------------   -------------
OTHER OPERATING EXPENSE
  Salaries and employee benefits                            2,671           2,741           5,505           5,445
  Expenses of premises and fixed assets                       731             704           1,451           1,506
  Other expense                                             1,849           1,666           3,484           3,185
                                                    -------------   -------------   -------------   -------------
                                                            5,251           5,111          10,440          10,136
                                                    -------------   -------------   -------------   -------------
         Income before income taxes                         5,209           4,820          10,027           9,465
INCOME TAX EXPENSE                                          1,703           1,568           3,269           3,080
                                                    -------------   -------------   -------------   -------------
         NET INCOME                                        $3,506          $3,252          $6,758          $6,385
                                                    -------------   -------------   -------------   -------------
                                                    -------------   -------------   -------------   -------------
EARNINGS PER COMMON SHARE                                   $0.55           $0.51           $1.07           $1.01

DIVIDENDS PER SHARE                                         $0.21           $0.16           $0.42           $0.32


See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                                                     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED   MONTHS ENDED
(Amounts in thousands, except per share data)       JUNE 30, 1998   JUNE 30, 1997    JUNE 30, 1998  JUNE 30, 1997
                                                     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
                                                    -------------   -------------    -------------  -------------
Net Income                                               $  3,506       $  3,252          $  6,758      $  6,385
                                                    -------------   -------------    -------------  -------------
Other comprehensive income, before tax:
    Unrealized holding gains (losses) arising
      during period                                           434          1,683               469          (334)
    Less: reclassification adjustment for gains
      (losses) included in net income                       -              -                 -               178
                                                    -------------   ------------     -------------  ------------
Other comprehensive income, before tax                        434          1,683               469          (512)
Income tax expense (benefit) related to
  items of other comprehensive income                         152            589               164          (179)
                                                    -------------   ------------     -------------  -------------
Comprehensive income                                     $  3,788       $  4,346          $  7,063      $  6,052
                                                    -------------   ------------     -------------  -------------
                                                    -------------   ------------     -------------  -------------

Comprehensive income per common share                    $   0.60       $   0.69          $   1.12      $   0.96
                                                    -------------   ------------     -------------   ------------
                                                    -------------   ------------     -------------   ------------


See Notes to Consolidated Financial Statements

                        MAHONING NATIONAL BANCORP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             SIX MONTHS     SIX MONTHS
                                                                ENDED          ENDED
(Amounts in thousands)                                      JUNE 30, 1998  JUNE 30, 1997
                                                             (UNAUDITED)     (UNAUDITED)
                                                            -------------  -------------
Cash flows from operating activities                            $   9,256      $   6,926

Cash flows from investing activities
  Proceeds from maturities of investment securities
    available for sale                                             10,859         10,172
  Proceeds from maturities of investment securities
     held to maturity                                              26,315         13,735
  Sale of investment securities available for sale                      0         20,075
  Purchase of investment securities available for sale            (38,532)       (49,286)
  Purchase of investment securities held to maturity                 -               -
  Net increase in loans                                           (17,013)       (15,095)
  Net decrease in federal funds sold                                8,800         19,500
  Capital expenditures                                               (646)          (262)
                                                               -----------    ----------
       Net cash (used in) provided by investing
         activities                                               (10,217)        (1,161)



Cash flows from financing activities
  Net (decrease) increase in deposits                              (6,769)            74
  Net decrease in federal funds purchased and
    securities sold under agreement to repurchase                  (4,086)        (6,608)
  Net increase in short term borrowings                             4,528          4,765
  Proceeds from long term borrowings                               10,000            -
  Payments on long term borrowings                                   (474)          (451)
  Dividends paid                                                   (2,646)        (2,016)
                                                               -----------    ----------
        Net cash provided by (used in) financing activities           553         (4,236)

        Net (decrease) increase in cash and cash
           equivalents                                               (408)         1,529
Cash and cash equivalents at beginning of year                     29,143         29,257
                                                               -----------    ----------
Cash and cash equivalents at end of six months                  $  28,735      $  30,786
                                                               -----------    ----------
                                                               -----------    ----------
Supplemental disclosures of cash flow information:
  Cash paid during the first six months for:
    Interest                                                    $  11,774      $  11,735
                                                               -----------    ----------
                                                               -----------    ----------
    Income Taxes                                                $   3,222      $   2,874
                                                               -----------    ----------
                                                               -----------    ----------
  Non-cash transactions:
    Transfer from loans to other real estate owned              $      40      $    107
                                                               -----------    ----------
                                                               -----------    ----------

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

NOTE B - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128
       - EARNING PER SHARE

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. Since the Company had no stock options, warrants or other common stock equivalents basic EPS and diluted EPS were the same in each period presented.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The consolidated Statements of Comprehensive Income for six months ended June 30, 1998 and 1997 are included in this form 10-Q on page 5.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

EARNINGS REVIEW

     Net income for the first six months of 1998 amounted to $6.758 million or $1.07 per share. This represents an increase of 6% over net income earned during the same period in 1997 ($6.385 million or $1.01 per share). Mahoning National Bancorp, Inc.'s, (the Company) net income for the current quarter increased 8% to $3.506 million or $0.55 per share from $3.252 million or $0.51 per share for the same quarter in 1997.

The primary component of earnings is net interest income. Net interest income for the first six months of 1998 was $17.601 million compared with $16.898 million or a 4% increase from the comparable period in 1997. Net interest income for the current quarter increased 4% over the comparable period of 1997 ($8.933 million from $8.571 million).

The average balance of investment securities, at carrying value, increased $12.701 million for the first six months of 1998 compared to 1997. This increase in average investment security balances accounted for approximately $360 thousand in additional tax effective interest income in the first six months of 1998 compared to the same period in 1997.

Interest and fees on loans increased $150 thousand in the first six months of 1998 compared to the first six months of 1997. For the three months ended June 30, 1998, interest and fees on loans were down less than 1% as a result of reduced loan fees compared to the same period in 1997. Average loan balances increased $7.758 million for the first six months of 1998 compared to 1997; $495.456 million compared to $487.698 million. The increase in average loan balances for the first six months of 1998 accounted for approximately $346 thousand in additional tax effective interest income on loans. This increase was partially offset by a reduction in tax effective interest income of approximately $218 thousand due to a nine (9) basis point reduction in loan yields.

Interest expense decreased $190 thousand for the three months ended June 30, 1998 and $213 thousand for the six months ended June 30, 1998, compared to the same time periods in 1997. This decrease can be attributed to a twelve (12) basis point reduction in the cost of funds which reduced the Company's interest expense by approximately $439 thousand. This reduction was partially offset by a $6.713 million increase in the average balances of interest bearing liabilities, in the first six months of 1998, which accounted for approximately $226 thousand in additional interest expense.

The average balance of securities sold under agreement to repurchase totaled $136.695 million for the first six months of 1998, a $10.885 million increase over the same period of 1997, average balance of $125.810 million. This increase, in the average balance of securities sold under agreement to repurchase, accounted for $251 thousand of the additional $226 thousand of interest expense due to volume increases, with volume decreases in other interest bearing liabilities accounting for the difference. The Company expects funding costs to remain below 1997 levels throughout the remainder of 1998 as the impact of a 25 basis point reduction in the savings rate early in the first quarter of 1998 and a reduction in the interest bearing checking rates late in the second quarter, continue to positively impact 1998 earnings. In addition, time deposit costs for 1998 are currently lower than 1997 costs and should remain below 1997 levels throughout the year as maturing certificates reprice at lower rates. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs.
Based on projected loan balances, forecast for the remainder of 1998, the Company does not expect to aggressively price its time deposits. For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates; Item 3 of this report on page 21.

In late March 1997 the Federal Reserve Bank increased the discount rate and Mahoning National increased its prime lending rate by 25 basis points to 8.50% where it has remained for the past fifteen months. The net interest margin for the first six months of 1998 was 4.82%, a seven (7) basis point increase from the 4.75% net interest margin in the first six months of 1997.

The Company's primary market risk exposure is interest rate risk. As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At June 30, 1998, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1998, and were within the five percent (5%) of net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

The net present valve (NPV) analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 20% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels at June 30, 1998:


   Changes In
  Interest Rate        Change In       % Change    NPV of Equity/
  (basis points)     NPV of Equity      In NPV     NPV of Assets
  ---------------------------------------------------------------
      (200)            $  18,865         20.73%         13.30%
      (100)               10,772         11.84          12.46
         0                 2,899          3.19          11.62
      +100                (4,762)        (5.23)         10.79
      +200               (12,219)       (13.43)          9.96


While there were no significant changes from the analysis prepared December 31, 1997, a sudden and sustained 200 basis point decrease in market interest rates would increase the NPV of equity 20.73%. This increase, which is slightly above the 20% guideline established by the Board was deemed acceptable due to the small degree of variance and positive impact on equity.
 At June 30, 1998, the NPV analysis indicated that a sudden and sustained 200 basis point increase in interest rates would reduce equity by $12.219 million or 13.43% compared to an $8.819 million or 10.19% reduction at December 31, 1997. While the negative impact to equity was greater at June 30, 1998, compared to December 31, 1997, it is still well within the 20% guideline established by the Company and would result in a net present value of equity to net present value of total asset ratio of 9.96% which would still qualify the Company as well capitalized.

Other operating revenue for the first six months of 1998, exclusive of security transactions, was $4.318 million or a 7% increase over the first six months of 1997 total of $4.050 million. Other operating revenue for the current quarter, exclusive of security transactions, was $2.253 million compared to $2.085 million for the same quarter of 1997, an 8% increase. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.09% for the first six months of 1998 compared to 1.06% for the same period in 1997.

The largest component of other operating revenue in the first six months of 1998 was service charges on deposit accounts which increased $62 thousand or 3% over the first six months of 1997. Service charges on deposit accounts for the current quarter increased by $48 thousand or 5% over the same period in 1997, $1.067 million from $1.019 million. In the first six months of 1998, service charges on deposit accounts as a percentage of average deposits increased to
 .77% from .74% for the same period in 1997. The Company annually reviews all of its fee-based products and services for marketability and profitability. Increases realized in the first six months of 1998 are the result of growth in the number of retail checking accounts over the past ten months which coincided with the introduction of two new package checking accounts. Management expects other operating revenue to continue to exceed 1997 levels, but the increases will not be as significant as those realized in 1997.

Mahoning National Bank's Trust Department generated $1.575 million in other revenue in the first six months of 1998, an increase of $78 thousand or 5% over the $1.497 million earned in the same period of 1997. The Trust Department generated $787 thousand of operating income in the second quarter of both 1998 and 1997. The year-to-date increase in Trust Department income can be attributed to two factors; an influx of new trust accounts and market value based fees which increased due to the significant increase in account market values as a result of rises in the stock market over the past year. At June 30, 1998, Trust Department Assets totaled
$436.695 million with a market value of $676.344 million compared to $433.596 million with a market value of $628.924 million at June 30, 1997.

In February 1997 the Company realized a $178 thousand gain when $20.075 million of U.S. Government Securities were sold from the available for sale portfolio. There were no security sales in the first six months of 1998.

Provision for loan losses for the first six months of 1998 amounted to $1.452 million compared to $1.525 million for the comparable period in 1997. The provision for the current quarter was $726 thousand compared to $725 thousand for the same quarter of 1997. This decrease is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

Other operating expense for the first six months increased $304 thousand or approximately 3% from the comparable period in 1997 to $10.440 million from $10.136 million. For the current quarter other operating expense totaled $5.251 million compared to $5.111 in the same quarter of 1997. As a percentage of average assets, other operating expense was 2.65% for the first six months of both 1998 and 1997. The Company's efficiency ratio which measures non-interest expense as a percent of non-interest income plus net interest income on a fully tax equivalent basis declined 45 basis points from 47.56% in 1997 to 47.11% in 1998. This efficiency ratio would place the Company near the top of its peer group.

Salaries and employee benefits expense for the first six months of 1998 increased $60 thousand or 1% but decreased $70 thousand or 3% for the most recent quarter when compared to the same period in 1997. Salary expense alone increased $232 thousand or 5% for the first six months of 1998 and $130 thousand for the current quarter when compared to the same periods in 1997. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1998 and increases in various employee incentive programs. Health care expenses for the first six months of 1998 were $415 thousand compared to $387 thousand for the same period in 1997, an increase of $28 thousand or 7%. The number of full time equivalent employees decreased from 394 at June 30, 1997 to 381 at June 30, 1998.

Expenses of premises and fixed assets for the first six months of 1998 totaled $1.451 million, a 4% decrease ($55 thousand) from the same period in 1997. Current quarter expense totaled $731 thousand, a 4% increase from the same quarter in 1997.

Other expenses increased $299 thousand in the first six months of 1998 to $3.484 million from $3.185 million for the same period of 1997, a 9% increase. For the second quarter of 1998, other expenses increased $183 thousand from the same period in 1997. The increase in other expenses was the result of: increased amortization and support of software purchased in 1997 and 1998, expenses associated with other real estate owned, increased marketing expenses related to the promotion of loan and deposit products, increased business activity and general inflationary increases. Other expenses for the remainder of 1998 are expected to exceed 1997 expenses by approximately 5% to 10%.

In early 1997, the Company began to address the Year 2000 issue, which covers the process of converting computer systems to identify the Year 2000. A Year 2000 committee was formed consisting of senior management and selected representatives from all areas of the Company. The committee, identified all information technology and non-information technology applications and systems that could be impacted by the Year 2000 date change and identified any third party vendors that impact the daily operation of the Company.
Those applications, systems and vendors that the Company identified as mission-critical were prioritized based on their potential impact to the ongoing operation of the Company. An application, system or vendor is considered mission-critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. A project plan was developed based on the five (5) phases the Federal Financial Institutions Examination Council (FFIEC) had outlined to effectively manage Year 2000 issues. The following are the five
(5) phases as outlined by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At the end of June 1998, the Awareness and Assessment phases have been completed and documentation that supports the comprehensive Year 2000 project plan has been completed. The Company is at various stages of Renovation, Validation and Implementation on those applications or systems identified as mission-critical to the Company. The Company expects to complete the Renovation, Validation and Implementation phase on the majority of applications and systems identified as mission-critical by December 31, 1998, with the remainder completed by March 31, 1999. The Renovation phase includes the purchase or renovation or hardware and/or software to replace those items found to be non-compliant with Year 2000.

Remediation contingency plans have been developed and alternative vendors identified for each issue listed as mission-critical. These plans include various dates, which if certain requirements have not been met by current vendors to validate their Year 2000 readiness, will require a switch to an alternative vendor identified as Year 2000 compliant.

While the Company currently has a "Disaster Recovery Plan" in place, it has not completed a Year 2000 business resumption contingency plan. This plan is being developed and is expected to be completed by late in the fourth quarter of 1998.

The estimated cost for the Company's Year 2000 remediation project should approximate $765 thousand. These costs include: various hardware and software purchases and modifications, employee training, professional services and additional employee man hours. Through June 30, 1998, approximately $50 thousand has been expensed on Year 2000 remediation with the remaining expense expected to occur over the next 24 months. The Company has budgeted for the expected expense of Year 2000 compliance and at this time the remaining expense to address Year 2000 Renovation, Validation and Implementation issues are not expected to materially impact future operating results.

An additional area under review by the Company is the Year 2000 risk arising from relationships with three broad categories of customers: funds takers (borrowers), funds providers (depositors), and capital market/asset management counterparties (brokers). The potential risks associated with these customers include increased credit, liquidity or counterparty trading risk when a customer encounters Year 2000 related problems. The Company has implemented a due diligence process which will identify, assess and establish controls for Year 2000 risk by customers. This process will be completed by September 30, 1998, with appropriate risk controls in place to manage and mitigate Year 2000 customer risk. Contingency plans are being developed to address each of the three categories of customer risk and will be completed by December 31, 1998.

INCOME TAXES

Income tax expense for the first six months of 1998 amounted to $3.269 million compared to $3.080 million for the same period in 1997. Income tax expense for 1998 is being accrued at an effective rate of approximately 32.6%, which compares to an effective tax rate of 32.2% for all of 1997.

The Statement of Condition includes approximately $1.717 million and $1.881 million of net deferred tax assets at June 30, 1998 and December 31, 1997 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first six months of 1998 compared to the same time period of 1997:

                               For the six         For the six
                               months ended        months ended
                               June 30, 1998       June 30, 1997
                               -------------       -------------
Return on Average Assets            1.71%               1.67%
Return on Average Equity           15.27               16.30
Return on Earnings Assets
-Taxable Equivalent                 7.94                8.01
Interest Cost                       3.12                3.26
Net Interest margin                 4.82                4.75


STATEMENTS OF CONDITION

As of June 30, 1998, total assets of the Company amounted to $804.647 million, an increase from December 31, 1997, total assets of $796.866 million. Average assets for the first six months of 1998 amounted to $795.964 million compared to $772.242 million for the same period of 1997, a 3% increase. Through the first six months of 1998, total loans increased $14.828 million or 3% from year end and the investment portfolio increased $1.893 million or 1% in that same period. The growth in earnings assets was primarily funded with a $9.526 million increase in long term borrowings and earnings retention, which were partially offset by a decline in deposits of $6.768 million.

INVESTMENT PORTFOLIO

The deposits and other borrowings of the Company, in excess of required reserves and operating funds of the Mahoning National Bank of Youngstown, are invested in loans, investment securities and federal funds sold. The objective of the investment portfolio is to combine liquidity, earnings, and safety of the investment in a prudent manner so as to protect the depositor, fulfill responsibility to borrowers and offer a favorable return to the stockholders.

At June 30, 1998, the investment portfolio totaled $252.649 million (which included a $1.943 million unrealized gain on available for sale securities) which was an increase of $1.893 million from December 31, 1997.

At June 30, 1998, the Company has classified investment securities with amortized cost and fair market value of $215.781 and $217.724 million respectively, or 86% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise. The Company did not hold any on or off balance sheet derivatives during 1997, and does not expect to in 1998.

In the first six months of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There were no security sales in the first six months of 1998. No securities were transferred between categories in the first six months of 1998.

LOANS

Total loans outstanding increased by $14.828 million or 3% from $492.487 million on December 31, 1997, to a historic high of $507.315 million on June 30, 1998. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 94.24% at June 30, 1998, compared to 90.35% at December 31, 1997.

The increase in the loan portfolio for the first six months of 1998 was the result of a local mutual savings and loan association converting to a stock company. Loans for purchasing or carrying securities totaled approximately $17 million at June 30, 1998, compared to $6 thousand at December 31, 1997. These loans, most of which were 90 day notes, are expected to pay-off early in the third quarter.

The remainder of the loan portfolio, with the exception of commercial loans experienced a decline from December 31, 1997 totals, due to a competitive loan pricing environment and the Company's decision to maintain stricter underwriting standards. As interest margins continue to shrink due to the flat yield curve, loan pricing and loan terms have become very competitive. The Company has made a decision not to chase loan volume with rates or terms that would jeopardize the quality of the loan portfolio.

Commercial loans, which declined by 9% for the year ended December 31, 1997, increased by $2.669 million or 3% from $79.517 million at December 31, 1997 to $82.186 million at June 30, 1998. The dollar fluctuation of commercial loans can be more volatile than other loan products due to the nature of the product and larger dollar amount of individual loans. As the competition for commercial loans increases throughout 1998, with banks looking to continue past growth trends in their loan portfolios, the Company does not intend to compromise its credit standards for the sake of loan growth.

Consumer loans decreased $2.479 million in the first six months of 1998 after increasing $7.0 million, or 5%, in 1997. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. The growth rate of 1997 was not sustained in the first six months of 1998 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to the increased charge-offs and delinquency trends of the past few years. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) continues to remain strong. These companies have been offering a variety of below market lease and loan programs which has reduced the amount of new car financing available to bank lenders. To effectively compete in this environment the Company must continue to provide the dealer network with a very high level of quality service that can help off-set lower rate alternatives. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, competition in the market area, and a projected slowdown in our national economy, consumer loan totals are expected to continue moderate declines over the remainder of 1998.

Residential mortgage loans declined approximately $1.5 million or 1% in the first six months of 1998. The Company, which has been more active in the secondary market in 1998, sold approximately $11 million in mortgages in the first six months of 1998 ($10 million in the second quarter) after selling approximately $1.0 million in all of 1997. The Company will continue to place emphasis on generating salable loans, with servicing retained, over the remainder of 1998. With the increased emphasis on secondary market sales, a modest decline in the residential mortgage portfolio is expected over the remainder of 1998.

As of June 30, 1998, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $2.346 million compared to $2.881 million at December 31, 1997. Listed below is a schedule of the Company's non-performing assets:


    (Amounts in thousands)                       June 30, 1998       December 31, 1997
---------------------------                      -------------       -----------------
Non accrual loans                                   $1,811                $2,227
Accruing loans 90 days
    or more past due                                   535                   654
                                                    ------                 -----
Non performing loans                                 2,346                 2,881
Restructured loans in
    compliance with modified terms                      56                    --
Other real estate owned                                713                 1,112
                                                    ------                 -----
Total problem assets                                $3,115                $3,993
                                                    ------                 -----
                                                    ------                 -----




Total problem assets to
    total assets                                     $0.39%                 0.50%


The following ratios provide additional information on the status of the loan portfolio:


                                                              As of            As of
                                                          June 30, 1998    June 30, 1997
                                                          -------------   --------------
Loan deposit ratio                                             94.24%         89.01%
Non performing loans to total loans                              .46            .73
Non performing loans to allowance
    for loan losses                                            31.08          45.47
Allowance for loan losses to
    total loans                                                 1.49           1.61
Net charge-offs to average loans                                 .29            .35
Net charge-offs ($000)                                        $1,428         $1,718


Shown below is a summary of the allowance for loan losses:



                                                           For the six     For the six
                                                           months ended    months ended
   (Amounts in thousands)                                 June 30, 1998   June 30, 1997
------------------------------                            -------------   -------------
Balance at beginning of period                                $7,524         $8,112
Provision charged to operating
    expense                                                    1,452          1,525
Recoveries of loans charged off                                  353            295
Losses charged to allowance                                   (1,781)        (2,013)
                                                              ------         -------
Balance at end of period                                      $7,548         $7,919
                                                              ------         ------
                                                              ------         ------
Year to date net charge-offs
to average loans                                                 .29%           .35%


Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the six months ended June 30:

                                                               1998           1997
                                                             ------         ------
Principal amount of impaired loans                             $928           $934
Allowance allocated to impaired loans                           351            450
                                                             ------         ------
Portion for which no allowance is allocated                    $577           $484
                                                             ------         ------
                                                             ------         ------
Average investment in impaired loans for
the six months ended June 30:                                $1,150         $1,071
                                                             ------         ------
                                                             ------         ------

Total cash collected on impaired loans during the first six months of 1998 and 1997 was $55 thousand and $556 thousand respectively; $53 thousand was credited to the principal balance outstanding and $2 thousand was credited to interest in the first six months of 1998, while $547 thousand was credited to the principal balance outstanding and $9 thousand was credited to interest in the same time period in 1997. Interest that would have been accrued on impaired loans in the first six months of 1998 and 1997 was $67 thousand and $47 thousand respectively. Interest income of $2 thousand and $9 thousand was recognized during the first six months of 1998 and 1997, respectively.

PROVISION FOR LOAN LOSSES

The policies of the Company provide for loan loss reserves to adequately protect the Company against reasonably probable loan losses consistent with sound and prudent banking practice. In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of June 30, 1998, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first six months of 1998 was $1.452 million, a decrease of $73 thousand from the 1997 first six month provision. Net charge-offs on consumer loans and credit card related plans totaled $960 thousand for the first six months of 1998 compared to $915 thousand for the same period in 1997, a 5% increase. The Company's experience in 1997 and the first six months of 1998 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings.

A complete analysis of the loan underwriting and loan collection departments was performed in 1997. As a result of that analysis, stricter underwriting guidelines have been established along with more pro-active collection efforts. These actions should have a positive impact on reducing consumer loan charge-offs over the remainder of 1998. As of June 30, 1998, the dollar delinquency of all consumer loan products have shown significant improvement over delinquencies at June 30, 1997. In addition, the number of bankruptcy notices received and automobile repossessions were down 21% and 19% respectively for the first six months of 1998 compared to 1997.

It is anticipated that some of the amounts charged-off in the first six months will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

At June 30, 1998, the allowance for loan losses totaled $7.548 million or 1.49% of total loans, compared to $7.919 million or 1.61% of total loans at June 30, 1997. The decrease in the allowance to total loan ratio was the result of the significant loan growth late in the second quarter and the reduction of non-performing loans to total loans, from .73% at

June 30, 1997, to .46% at June 30, 1998. This area will continue to be monitored closely over the remainder of the year as the Company continues to evaluate the adequacy of the allowance for loan losses with future provisions to the allowance being dependent upon the growth and quality of the loan portfolio. As a result of possible changes in economic conditions there can be no guarantee that the level of the provision or allowance for loan losses will not be increased by the Company.

LIQUIDITY AND CAPITAL

It is a primary objective of the Company to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that liquidity needs are fully satisfied through normal bank operations. Short term investments (Federal funds sold) and short term borrowings (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used primarily as cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At June 30, 1998, and December 31, 1997, $976 thousand and $298 thousand of residential mortgage loans were designated as held for sale, respectively.
At June 30, 1998, $217.724 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a remaining available line of credit of $41.351 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $12.677 million outstanding in FHLB borrowings at June 30, 1998, compared to $3.151 million at December 31, 1997.

Total capital accounts have grown $4.416 million or 5% in the first six months of 1998. This increase reflects retained earnings less dividends paid and also reflects a $305 thousand unrealized gain, net of deferred taxes, on the available for sale investment portfolio for the first six months of 1998. Dividends paid in 1998 year to date were $2.646 million or $.42 per share compared to $2.016 million or $.32 per share for the same period in 1997. Book value per share as of June 30, 1998 was $14.44 per share compared to $13.74 on December 31, 1997.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 1998, the Company's leverage, Tier 1 and total risk-based capital ratios were 11.27%, 17.85% and 19.10%, respectively, compared to 11.05%, 17.70% and 18.95% at
December 31, 1997, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

                         MAHONING NATIONAL BANCORP INC.
                SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                             TAX EQUIVALENT BASIS

                                                             FOR THE SIX MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  JUNE 30, 1998                      JUNE 30, 1997

(Amounts in thousands)                                    AVERAGE     AVERAGE    AVERAGE      AVERAGE       AVERAGE      AVERAGE
                                                          BALANCE    INTEREST   RATE% (2)     BALANCE       INTEREST      RATE% (2)
                                                       ----------------------------------   ---------------------------------------
INTEREST YIELDS
Loans                                                  $  495,456   $  21,823       8.88     $  487,698      $  21,695       8.97
Investment securities  (1)                                245,328       7,486       6.15        232,627          7,115       6.14
Other earning assets                                       11,029         304       5.48         11,276            306       5.40
                                                       ----------   ---------      -----     ----------      ---------      -----
   Total return on earning assets                         751,813      29,613       7.94        731,601         29,116       8.01

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                       274,004       2,885       2.12        279,639          3,214       2.32
   Time deposits                                          195,988       5,080       5.23        199,505          5,240       5.30
                                                       ----------------------------------   --------------------------------------
     Total interest bearing deposits                      469,992       7,965       3.42        479,144          8,454       3.56

Federal funds purchased                                     4,514         126       5.57          3,488             99       5.63
Repurchase agreements                                     136,695       3,109       4.59        125,810          2,960       4.75
Short term borrowings                                       7,740         202       5.17          8,718            226       5.16
Long term borrowings                                        8,806         229       5.24          3,874            105       5.44
                                                       ----------------------------------   ---------------------------------------
     Total interest bearing liabilities                $  627,747   $  11,631       3.73     $  621,034      $  11,844       3.85


Interest spread                                                     $  17,982       4.21                     $  17,272       4.16
                                                                    --------------------                ---------------------------
                                                                    --------------------                ---------------------------
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                   7.94                                     8.01
   Total interest cost                                                              3.12                                     3.26
                                                                              ----------                                ---------
     Net Interest Margin                                                            4.82                                     4.75
                                                                              ----------                                ---------
                                                                              ----------                                ---------

(1) Investment securities average balance is based on average carrying value while the average rate is calculated using average historical cost.
(2) Annualized average rate

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

Item 1 -     Legal Proceedings
             None

Item 2 -     Changes in the Rights of the Company's Security Holders
             None

Item 3 -     Default Upon Senior Securities
             None

Item 4 -     Submission of Matters to a Vote of Security Holders
             None

Item 5 -     Other Information
             None

Item 6(a) -  Exhibits

             (27) Financial Data Schedule

Item 6(b) -  Reports on Form 8-K
             None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the six months ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   August 10, 1998                Mahoning National Bancorp, Inc.
      -------------------



                                        /s/ Gregory L. Ridler
                                        --------------------------------------
                                        Gregory L. Ridler
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer


DATE:  August 10, 1998                  /s/ Norman E. Benden, Jr.
     -------------------                ---------------------------------------
                                        Norman E. Benden, Jr.
                                        Treasurer