Form 10-Q
period 1998-09-30
MAHONING NATIONAL BANCORP INC
filed 1998-11-13
CIK 882859

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

                             --------------------------

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                       For the period ended September 30, 1998

                                          or

               [ ] Transition Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934
                            For the transition period from


                                          to
                                    ------  ------


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of October 31, 1998.

                           MAHONING NATIONAL BANCORP, INC.
                                        INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION
     Item 1 - Financial Statements
     Consolidated Statements of Financial Condition (unaudited) -
     September 30, 1998 and
     December 31, 1997                                                    3

     Consolidated Statements of Income-
     Nine Months Ended September 30, 1998
     and 1997 (unaudited)                                                 4

     Consolidated Statements of Comprehensive Income-
     Nine Months Ended September 30, 1998 and 1997
     (unaudited)                                                          5

     Condensed Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1998 and 1997
     (unaudited)                                                          6

     Notes to Consolidated Financial Statements                       7 - 8

     Item 2 - Management Discussion and Analysis
     of Financial Condition and Results of Operations                9 - 23

     Item 3 - Summary of Average Balances and Interest Rates             24

PART II - OTHER INFORMATION                                              25

     Exhibit Number 10 - Material Contract                          26 - 34

     Exhibit Number 27 - Financial Data Schedule

SIGNATURES                                                               35

                                           PART I
                                   FINANCIAL INFORMATION

                              MAHONING NATIONAL BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        (UNAUDITED)

(Amounts in thousands)
                                                                           SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                         1998              1997
                                                                           -------------      ------------
Cash and due from banks                                                      $ 21,867          $ 29,143
Federal funds sold                                                               -                8,800
Investment securities available for sale - at fair value                      231,689           189,578
Investment securities held to maturity - at cost
  (Market value $29,676 at September 30, 1998
   and $61,248 at December 31, 1997)                                           29,486            61,178
Loans                                                                         487,336           492,487
  Less allowance for possible loan losses                                       7,535             7,524
                                                                           -------------      ------------
        Net loans                                                             479,801           484,963
Bank premises and equipment                                                     8,596             8,653
Other assets                                                                   14,472            14,551
                                                                           -------------      ------------
        Total assets                                                         $785,911          $796,866
                                                                           -------------      ------------
                                                                           -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits
    Non-interest bearing                                                     $ 70,112          $ 74,500
    Interest bearing
      Savings                                                                 262,913           275,139
      Time                                                                    204,698           195,472
                                                                           -------------      ------------
        Total deposits                                                        537,723           545,111
  Federal funds purchased and securities
    sold under agreement to repurchase                                        122,441           146,245
  Short term borrowings                                                        12,400            10,954
  Long term borrowings                                                         12,435             3,151
  Other liabilities                                                             5,164             4,826
                                                                           -------------      ------------
        Total liabilities                                                     690,163           710,287
                                                                           -------------      ------------
Stockholders' Equity
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, issued
    and outstanding - 6,300,000 shares                                          6,300             6,300
  Additional paid-in capital                                                   44,100            44,100
  Retained earnings                                                            41,643            35,221
  Unrealized gain on investment securities
    available for sale, net of deferred taxes                                   3,705               958
                                                                           -------------      ------------
        Total stockholders' equity                                             95,748            86,579
                                                                           -------------      ------------
        Total liabilities and
          stockholders' equity                                               $785,911          $796,866
                                                                           -------------      ------------
                                                                           -------------      ------------

See Notes to Consolidated Financial Statements

                                 MAHONING NATIONAL BANCORP, INC.
                               CONSOLIDATED STATEMENTS OF INCOME

                                                       FOR THE THREE       FOR THE THREE       FOR THE NINE       FOR THE NINE
                                                        MONTHS ENDED        MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
(AMOUNTS IN THOUSANDS, except per share data)          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                            1998                1997               1998               1997
                                                        (UNAUDITED)         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                                       ------------------------------------------------------------------------
INTEREST INCOME
  Interest and fees on loans                               $10,827            $11,096             $32,572            $32,691
  Interest on investment securities
    Taxable                                                  3,241              3,193               9,861              9,526
    Nontaxable                                                 490                281               1,053                789
  Interest on federal funds sold                               138                 25                 442                331
                                                       ------------------------------------------------------------------------
                                                            14,696             14,595              43,928             43,337
INTEREST EXPENSE
  Interest on deposits                                       3,940              4,237              11,905             12,691
  Interest on federal funds purchased and
     securities sold under agreement to repurchase           1,457              1,563               4,692              4,622
  Interest on short term borrowings                            105                 94                 307                320
  Interest on long term borrowings                             165                 48                 394                153
                                                       ------------------------------------------------------------------------
                                                             5,667              5,942              17,298             17,786
                                                       ------------------------------------------------------------------------
         Net interest income                                 9,029              8,653              26,630             25,551
PROVISION FOR LOAN LOSSES                                      726                725               2,178              2,250
                                                       ------------------------------------------------------------------------
         Net interest income after
           provision for loan losses                         8,303              7,928              24,452             23,301
OTHER OPERATING REVENUE
  Trust department income                                      807                702               2,382              2,199
  Service charges on deposit accounts                        1,085              1,088               3,161              3,102
  Other service charges                                        225                224                 614                619
  Other revenue                                                 71                 80                 209                215
  Gain on sale of loans                                        106                  7                 246                 16
  Gain on sale of investment securities
     available for sale                                        -                  -                   -                  178
                                                       ------------------------------------------------------------------------
                                                             2,294              2,101               6,612              6,329
OTHER OPERATING EXPENSE
  Salaries and employee benefits                             2,770              2,739               8,275              8,184
  Expenses of premise and fixed assets                         719                695               2,170              2,201
  Other expense                                              1,701              1,621               5,185              4,806
                                                       ------------------------------------------------------------------------
                                                             5,190              5,055              15,630             15,191
                                                       ------------------------------------------------------------------------
         Net Income before income taxes                      5,407              4,974              15,434             14,439
INCOME TAX EXPENSE                                           1,774              1,619               5,043              4,699
                                                       ------------------------------------------------------------------------
         NET INCOME                                       $  3,633            $ 3,355             $10,391            $ 9,740
                                                       ------------------------------------------------------------------------
                                                       ------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                  $0.58              $0.53               $1.65              $1.55

DIVIDENDS PER COMMON SHARE                                $   0.21            $  0.16             $  0.63            $  0.48

See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    FOR THE THREE        FOR THE THREE       FOR THE NINE       FOR THE NINE
                                                      MONTHS ENDED        MONTHS ENDED       MONTHS ENDED        MONTHS ENDED
(Amounts in thousands, except per share data)      SEPTEMBER 30, 1998  SEPTEMBER 30, 1997  SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                                     (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                                   ------------------  ------------------  ------------------  ------------------
Net Income                                               $3,633              $3,355            $10,391              $ 9,740
                                                   ------------------  ------------------  ------------------  ------------------
Other comprehensive income, before tax:
    Unrealized holding gains (losses) arising
      during period                                       3,757               1,363              4,226                1,029
    Less: reclassification adjustment for gains
      (losses) included in net income                       -                   -                  -                    178
                                                   ------------------  ------------------  ------------------  ------------------
Other comprehensive income, before tax                    3,757               1,363              4,226                  851
Income tax expense (benefit) related to
  items of other comprehensive income                     1,315                 477              1,479                  298
                                                   ------------------  ------------------  ------------------  ------------------
Comprehensive income                                     $6,075              $4,241            $13,138              $10,293
                                                   ------------------  ------------------  ------------------  ------------------
                                                   ------------------  ------------------  ------------------  ------------------
Comprehensive income per common share                    $ 0.96              $ 0.67            $  2.09              $  1.63
                                                   ------------------  ------------------  ------------------  ------------------
                                                   ------------------  ------------------  ------------------  ------------------

See Notes to Consolidated Financial Statements

                               MAHONING NATIONAL BANCORP, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  NINE MONTHS            NINE MONTHS
                                                                                     ENDED                  ENDED
(Amounts in thousands)                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                                                     1998                   1997
                                                                                  (UNAUDITED)            (UNAUDITED)
                                                                                 ------------------------------------
Cash flows from operating activities                                                $13,443               $ 12,220

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale               17,152                 10,723
  Proceeds from maturities of investment securities held to maturity                 31,760                 24,235
  Sale of investment securities available for sale                                      -                   20,075
  Purchase of investment securities available for sale                              (55,040)               (61,202)
  Purchase of investment securities held to maturity                                    -                      -
  Net decrease (increase) in loans                                                    1,840                (20,472)
  Net decrease in federal funds sold                                                  8,800                 19,500
  Capital expenditures                                                                 (800)                  (632)
                                                                                 ------------------------------------
        Net cash used in investing activities                                         3,712                 (7,773)


Cash flows from financing activities
  Net decrease in deposits                                                           (7,388)               (17,973)
  Net (decrease) increase in federal funds purchased and
    securities sold under agreement to repurchase                                   (23,804)                11,763
  Net increase in short term borrowings                                               1,446                  3,743
  Proceeds from long term borrowings                                                 10,000                    -
  Payments on long term borrowings                                                     (716)                  (680)
  Dividends paid                                                                     (3,969)                (3,024)
                                                                                 ------------------------------------
        Net cash (used) provided by  financing activities                           (24,431)                (6,171)

        Net decrease cash and cash equivalents                                       (7,276)                (1,724)
Cash and cash equivalents at beginning of year                                       29,143                 29,257
                                                                                 ------------------------------------
Cash and cash equivalents at end of nine months                                     $21,867                $27,533
                                                                                 ------------------------------------
                                                                                 ------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the first nine months for:
    Interest                                                                        $17,260                $17,797
                                                                                 ------------------------------------
                                                                                 ------------------------------------
    Income Taxes                                                                    $ 4,980                $ 4,266
                                                                                 ------------------------------------
                                                                                 ------------------------------------
  Non-cash transactions:

    Transfer from loans to other real estate owned                                  $    50                $   159
                                                                                 ------------------------------------
                                                                                 ------------------------------------

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

NOTE B - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128
- EARNING PER SHARE

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share" which is effective for financial statements for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share (EPS) by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. Since Mahoning National Bancorp, Inc. (Company) had no stock options, warrants or other common stock equivalents basic EPS and diluted EPS were the same in each period presented.

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

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The consolidated Statements of Comprehensive Income for nine months ended September 30, 1998 and 1997 are included in this form 10-Q on page 5.

NOTE D - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131
       - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND
         RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, the Statement requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements. The Statement also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statement disclosure for the year ended December 31, 1998. At this time, the Company does not anticipate additional segment reporting will be required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS REVIEW

Net income for the first nine months of 1998 amounted to $10.391 million or $1.65 per share. This represents an increase of 7% over net income earned during the same period in 1997. ($9.740 million or $1.55 per share). Mahoning National Bancorp, Inc.'s net income for the current quarter increased 8% to $3.633 million or $0.58 per share from $3.355 million or $0.53 per share for the same quarter in 1997.

The primary component of earnings is net interest income. Net interest income for the first nine months of 1998 was $26.630 million compared with $25.551 million or a 4% increase from the comparable period in 1997. Net interest income for the current quarter increased 4% over the comparable period of 1997 ($9.029 million from $8.653 million).

The average balance of investment securities, at carrying value, increased $13.488 million for the first nine months of 1998 compared to 1997. This increase in average investment security balances accounted for approximately $605 thousand in additional tax effective interest income in the first nine months of 1998 compared to the same period 1997.

Interest and fees on loans decreased $119 thousand in the first nine months of 1998 compared to the first nine months of 1997. For the three months ended September 30, 1998, interest and fees on loans were down $269 thousand or 2% as a result of reduced loan fees compared to the same period in 1997. Average loan balances increased $2.398 million for the first nine months of 1998 compared to 1997; $491.691 million compared to $489.293 million. The increase in average loan balances for the first nine months of 1998 accounted for approximately $153 thousand in additional tax effective interest income on loans. This increase was more than offset by a reduction in tax effective interest income of approximately $307 thousand due to an eight (8) basis point reduction in loan yields. This reduction in loan yields was the result of a reduction in loan fees and competitive market pressures. With the Company's 50 basis point reduction in its prime lending rate since October 1, 1998, loan yields will be further pressured into 1999.

Interest expense decreased $275 thousand for the three months ended September 30, 1998, and $488 thousand for the nine months ended September 30, 1998, compared to the same time periods in 1997. This decrease can be attributed to a fourteen (14) basis point reduction in the cost of funds which reduced the Company's interest expense by approximately $752 thousand. This reduction was partially offset by a $5.103 million increase in the average balance of interest bearing liabilities, in the first nine months of 1998, which accounted for approximately $265 thousand of additional interest expense.

The average balance of interest bearing deposits totaled $469.789 million for the first nine months of 1998, a $7.926 million decrease over the same period in 1997, average balance of $477.715 million. This decrease, in average interest bearing deposits, accounted for a $190 thousand reduction in interest expense, while the sixteen (16) basis point reduction in average rates reduced interest expense by approximately $596 thousand. Volume increases in other interest bearing liabilities accounted for an approximate $455 thousand increase in interest expense for the first nine months of 1998 while a reduction in the funding cost of those liabilities accounted for an approximate $155 thousand reduction in interest expense. The Company expects funding cost to remain well below 1997 levels throughout the remainder of 1998 as the impact of the Federal Reserve 50 basis point reduction in the federal funds rate will reduce interest bearing liability funding costs. The Company reduced rates on all interest bearing checking accounts in the second and third quarters of 1998 and expects further reductions in the fourth quarter. On November 2, 1998, the Company reduced its savings rate 25 basis points for a total 50 basis point reduction since the early first quarter of 1998.

In addition, time deposit costs for 1998 are currently lower than 1997 costs and should remain well below 1997 levels for the remainder of the year as maturing certificates reprice at lower rates. It is the Company's intent to offer competitive rates on those time deposit maturities that the Asset Liability Committee (ALCO) determines appropriate. The ALCO will base their decisions on the Company's balance sheet structure, interest rate forecasts and alternative funding costs. Based on projected loan balances, forecast for the remainder of 1998, the Company does not expect to aggressively price its time deposits. For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates; Item 3 of this report on page 21.

In late March 1997 the Federal Reserve Bank increased the discount rate and Mahoning National increased its prime lending rate by 25 basis points to 8.50% where it remained for the past eighteen months. The net interest margin for the first nine months of 1998 was 4.85%, an eight (8) basis point increase from the 4.77% net interest margin in the first nine months of 1997.

Subsequent to the quarter ended September 30, 1998, the Federal Reserve Bank took the following actions: (1)on October 1, 1998, lowered the federal funds rate by 25 basis points, (2)on October 16, 1998, lowered the federal funds rate an additional 25 basis points and reduced the discount rate by 25 basis points. As a result of these Federal Reserve rate adjustments the Company reduced its prime lending rate by 50 basis points in October to 8.00%. As the Company's interest rate simulations and net economic value analysis indicated, due to the liability sensitive nature of the Company's balance sheet, these rate reductions are expected to positively impact net interest income into 1999.

The Company's primary market risk exposure is interest rate risk. As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At September 30, 1998, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1998, and were within the five percent (5%) of net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

The net present value (NPV) analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 20% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels at September 30, 1998:


     Changes In
    Interest Rate         Change In           % Change         NPV of Equity/
   (basis points)       NPV of Equity          In NPV           NPV of Assets
-------------------------------------------------------------------------------
        -200              $ 22,219             23.21%              14.55%
        -100                14,081             14.71%              13.70%
           0                 6,163              6.44%              12.86%
        +100                (1,544)            -1.61%              12.02%
        +200                (9,047)            -9.45%              11.18%

While there were no significant changes from the analysis prepared December 31, 1997, a sudden and sustained 200 basis point decrease in market interest rates would increase the NPV of equity 23.21%. This increase, which is above the 20% guideline established by the Board was deemed acceptable due to the degree of variance and positive impact on equity.

Other operating revenue for the first nine months of 1998, exclusive of security transactions, was $6.612 million or a 7% increase over the first nine months of 1997 total of $6.151 million. Other operating revenue for the current quarter was $2.294 million compared to $2.101 million for the same quarter of 1997, a 9% increase. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.11% for the first nine months of 1998 compared to 1.06% for the same period in 1997.

The largest component of other operating revenue in the first nine months of 1998 was service charges on deposit accounts which increased $59 thousand or 2% over the first nine months of 1997. Service charges on deposit accounts for the current quarter decreased by $3 thousand over the same period in 1997. In the first nine months of 1998, service charges on deposit accounts as a percentage of average deposits increased to .78% from .76% for the same period in 1997. The Company annually reviews all of its fee-based products and services for marketability and profitability. Increases realized in the first nine months of 1998 are the result of growth in the number of retail checking accounts over the past twelve months which coincided with the introduction of two new checking account products. Management expects other operating revenue to continue to exceed 1997 levels.

Mahoning National Bank's Trust Department generated $2.382 million in other revenue in the first nine months of 1998, an increase of $183 thousand or 8% over the $2.199 million earned in the same period of 1997. The Trust Department generated $807 thousand of operating income in the third quarter of 1998, a 15% increase over the $702 thousand earned in the same quarter of 1997. At September 30, 1998, Trust Department Assets totaled $448.292 million with a market value of $654.780 million compared to $454.502 million with a market value of $653.778 million at September 30, 1997. While asset totals have remained relatively flat the past twelve months the year-to-date increase in Trust Department income can be attributed to several factors: an increase in market values for much of the first three quarters of the year, an improved account mix of higher fee paying accounts, and increased executorship fees.

In February 1997 the Company realized a $178 thousand gain when $20.075 million of US Government Securities were sold from the available for sale portfolio. There were no security sales in the first nine months of 1998.

Provision for loan losses for the first nine months of 1998 amounted to $2.178 million compared to $2.250 million for the comparable period in 1997. The provision for the current quarter was $726 thousand compared to $725 thousand for the same quarter of 1997. This decrease is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

Other operating expense for the first nine months of 1998 increased $439 thousand or approximately 3% for the comparable period in 1997, to $15.630 million from $15.191 million. For the current quarter other operating expense totaled $5.190 million compared to $5.055 million in the same quarter of 1997. As a percentage of average assets, other operating expense was 2.63% for the first nine months of both 1998 and 1997. The Company's efficiency ratio which measures non-interest expense as a percent of non-interest income plus net interest income on a fully tax equivalent basis declined 52 basis points from 47.08% in 1997 to 46.56% in 1998. This efficiency ratio would place the Company in the top ten percent of its peer group.

Salaries and employee benefits expense for the first nine months of 1998 increased $91 thousand or 1% and increased $31 thousand or 1% for the most recent quarter when compared to the same period in 1997. Salary expense alone increased $345 thousand or 5% for the first nine months of 1998 and $113 thousand or 5% for the current quarter when compared to the same periods in 1997. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1998 and increases in various employee incentive programs. Health care expense for the first nine months of 1998 were $628 thousand compared to $583 thousand for the same period in 1997, an increase of $45 thousand or 8%. These increases were somewhat offset by a reduction in pension and workers compensation expense in the first nine months of 1998. The number of full time equivalent employees decreased from 393 at September 30, 1997 to 374 at September 30, 1998, a reduction of 5%.

Expenses of premises and fixed assets for the first nine months of 1998, totaled $2.170 million, a 1% decrease ($31 thousand) from the same period in 1997. Current quarter expense totaled $719 thousand, a 3% increase from the same quarter in 1997.

Other expenses increased $379 thousand in the first nine months of 1998 to $5.185 million from $4.806 million for the same period of 1997, an 8% increase. For the third quarter of 1998, other expenses increased $80 thousand from the same period in 1997. The increase in other expenses was the result of: increased amortization and support of software purchased in 1997 and 1998, expenses associated with other real estate owned, increased marketing expenses related to the promotion of loan and deposit products, increased business activity and general inflationary increases. Other expenses for the remainder of 1998 are expected to exceed 1997 expenses by approximately 5% to 10%.

In early 1997, the Company began to address the Year 2000 issue, which covers the process of converting computer systems to identify the Year 2000. A Year 2000 committee was formed consisting of senior management and selected representatives from all areas of the Company. A senior officer who devotes 100% of their time to the project, was appointed project manager. It is the project managers responsibility to provide the Board of Directors with quarterly status reports, detailing the Company's internal Year 2000 corrective efforts and the ability of the Company's major vendors to provide Year 2000 ready products and services. The reports include at a minimum, the overall progress of the Year 2000 effort, including new efforts initiated since the last report, the Company's progress as compared to its overall Year 2000 project plan and critical benchmarks, status reports regarding vendors, business partners, and major loan customers, results of internal and external testing, and contingency planning.

The Year 2000 Committee, identified all information technology and non-information technology applications and systems that could be impacted by the Year 2000 date change and identified any third party vendors that impact the daily operation of the Company. Those applications, systems and vendors that the Company identified as mission critical were prioritized based on their potential impact to the ongoing operation of the Company. An application, system or vendor is considered mission-critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system.

A project plan has been developed based on the five (5) phases outlined by the Federal Financial Institutions Examination Council (FFIEC): Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase encompasses establishing a budget and project plan for dealing with the Year 2000 issue. The Assessment Phase is the actual process of identifying and preparing an inventory of all its systems and individual components of those systems. During this phase all system components were reviewed for Year 2000 compliance, and through a risk analysis process, were identified as to whether they were mission critical. The Renovation Phase is when changes are made to systems. This phase deals primarily with the technical issues of converting existing systems, or switching to compliant systems. During this phase, decisions are made on how to make the systems or processes Year 2000 compliant, and the required system changes are made. The Validation Phase is when a determination is made that no errors were introduced during the conversion process and that the renovation was successful. The development of test data and test scripts, the running of test scripts, and the review of test results are crucial for this phase of the conversion process to be successful. If testing results show anomalies, the testing area is corrected and re-tested. The Implementation Phase is when a tested Year 2000 compliant system is ready for use. At the end of September 1998, the Awareness and Assessment phases had been completed and documentation supporting the comprehensive Year 2000 project plan was completed. The Company is currently at various stages of the Renovation, Validation and Implementation phases on those applications or systems identified as mission-critical to the Company. The Company expects to complete the Renovation, Validation and Implementation phases on the majority of applications and systems identified as mission-critical by December 31, 1998, with the remainder completed by March 31, 1999.

 During the first quarter of 1998, the Company initiated a vendor management process that aggressively ascertains the Year 2000 readiness of third party relationships. The Company has established monitoring procedures to verify the service provider and/or software vendor is taking appropriate action to achieve Year 2000 readiness. In addition, the Company has established a process for testing remediated services and products in the Company's own environment whenever possible. At this point in time, the only major concern the Company has with third parties is with the possible interruption of electrical power, which is certainly a concern that all businesses face due to the interdependencies within the nations power grid. The Company is in the process of evaluating alternatives and developing procedures to operate in the event there are interruptions to the electrical power supply.

Remediation contingency plans have been developed and alternative vendors identified for each issue listed as mission-critical. These plans include various dates, which if certain requirements have not been met by current vendors to validate their Year 2000 readiness, will require a switch to an alternative vendor identified as Year 2000 compliant. The Company is in the process of developing a Business Resumption Contingency Plan for the Year 2000 in order to mitigate the risks associated with; (1) the failure to successfully complete renovation, validation, or implementation of the Company's Remediation Contingency Plan, and (2) failure of systems at critical dates. In Business Resumption Contingency Planning, risks associated with the failure of core business processes are evaluated. These are groups of related tasks that must be performed in a cohesive manner to ensure that the Company remains viable. Evaluation of these risks compare costs, time, and resources needed to implement the contingency alternatives. The Business Resumption Contingency Plan will be completed by December 31, 1998.

The estimated cost for the Company's Year 2000 Remediation project should be approximately $765 thousand. These costs include various hardware and software purchases and modification, employee training, professional services and additional employee man hours. Through September 30, 1998, approximately $190 thousand has been expensed on Year 2000 Remediation with the remaining expense expected to occur over the next 18 months.

An additional area under review by the Company is the Year 2000 risk arising from relationships with three broad categories of customers: fund takers (borrowers), fund providers (depositors), and capital market/asset management counterparties (brokers). The potential risks associated with these customers and counterparties include increased credit, liquidity or counterparty trading risk when a customer encounters Year 2000 related problems. The Company has implemented a due diligence process that has identified, assessed and established controls for Year 2000 risk by customers. This process was completed by September 30, 1998, with appropriate risk controls in place to manage and mitigate Year 2000 customer risk.

INCOME TAXES

Income tax expense for the first nine months of 1998 amounted to $5.043 million compared to $4.699 million for the same period in 1997. Income tax expense for 1998 is being accrued at an effective rate of approximately 32.7%, which compares to an effective tax rate of 32.2% for all of 1997.

The Statement of Condition includes approximately $402 thousand and $1.881 million of net deferred tax assets at September 30, 1998 and December 31, 1997 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first nine months of 1998 compared to the same time period of 1997:

                               For the nine              For the nine
                               months ended              months ended
                             September 30, 1998        September 30, 1997
                             ------------------        ------------------
 Return on Average Assets         1.75%                     1.69%
 Return on Average Equity        15.43                     16.19
 Return on Earning Assets
 -Taxable Equivalent              7.93                      8.02
 Interest Cost as a
    percentage of Earning         3.08                      3.25
    Assets
 Net Interest Margin              4.85                      4.77

STATEMENTS OF CONDITION

As of September 30, 1998, total assets of the Company amounted to $785.911 million, a 1% decrease from December 31, 1997 total assets of $796.866 million. Average assets for the first nine months of 1998 amounted to $794.062 million compared to $772.307 million for the same period of 1997, a 3% increase. Through the first nine months of 1998, total loans decreased $5.151 million or 1% from year end and the investment portfolio increased $10.419 million or 4%. Cash and due from banks, a non-earning asset, was reduced by $7.276 million over the first nine months of 1998 as the result of implementing a program that lowered the Company's reserve requirement at the Federal Reserve Bank and reduced cash held in the Company's branches. The decline in assets was primarily the result of a $7.388 million decrease in deposits and a $24.404 million decrease in securities sold under agreement to repurchase, which includes Corporate Investment accounts. The deposit declines experienced in the first nine months of 1998 continue the trend which began in 1996 and are representative of industry trends. Consumers continue to move their funds from the banking industry into mutual funds or other investment products which tend to offer higher returns. In addition, competitive pressures from within the banking and savings and loan industries to increase market share are making it much more difficult to retain deposits. It is imperative that the Company offer the products that our customers want at competitive prices and that we continue to provide the quality service that distinguishes Mahoning National from its peers.

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

At September 30, 1998, the investment portfolio totaled $261.175 million (which included a $5.700 million unrealized gain on available for sale securities) which was a increase of $10.419 million from December 31, 1997.

At September 30, 1998, the Company has classified investment securities with amortized cost and fair market value of $225.989 and $231.689 million respectively, or 88% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise. The Company did not hold any on or off balance sheet derivatives during 1997 and 1998.

In the first nine months of 1997, $20.075 million of U.S. Government Securities that were coming due in 1997 were sold from the available for sale portfolio and were reinvested in longer term U.S. Treasury securities. There was no security sales in the first nine months of 1998. No securities were transferred between categories in the first nine months of 1998.

LOANS

Total loans decreased by $5.151 million or 1% from $492.487 million on December 31, 1997, as the Company was more active in selling conforming mortgages in the secondary market in 1998 and continued to maintain strict underwriting standards across all loan products. The Company's loan to deposit ratio was 90.63% at September 30, 1998 compared to 90.35% at December 31, 1997.

The loan portfolio, with the exception of commercial real estate experienced a decline from December 31, 1997 totals, due to a competitive loan pricing environment and the Company's decision to maintain stricter underwriting standards. As interest margins continue to shrink due to the flat yield curve, loan pricing and loan terms have become very competitive. The Company has made a decision not to chase loan volume with rates or terms that would jeopardize the quality of the loan portfolio.

Commercial real estate increased $7.561 million or 7% in the first nine months of 1998 from $106.521 million at December 31, 1997 to $114.082 million. Commercial loans, which declined by 9% for the year ended December 31, 1997, decreased by $7.246 million or 9% from $79.517 million at December 31, 1997, to $72.271 million at September 30, 1998. The dollar fluctuation of commercial real estate and commercial loans can be more volatile than other loan products due to the nature of the product and larger dollar amount of individual loans. As the competition for commercial real estate and commercial loans increases throughout 1998 into 1999, with banks looking to continue past growth trends in their loan portfolios, the Company does not intend to compromise its credit standards for the sake of loan growth.

Consumer loans decreased $3.657 million or 3% in the first nine months of 1998 after increasing $7.0 million, or 5%, in 1997. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Bank. The growth rate of 1997 was not sustained in the first nine months of 1998 due to a slower market, greater competition among local lenders and the Company's close monitoring of underwriting criteria due to the increased charge-offs and delinquency trends of the past few years. Competition from leasing by captive automobile finance companies (i.e. GMAC, Ford Motor Credit) continues to remain strong. These companies have been offering a variety of below market lease and loan programs which has reduced the amount of new car financing available to bank lenders. To effectively compete in this environment the Company must continue to provide the dealer network with a very high level of quality service that can help off-set lower rate alternatives. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, competition in the market area, and a projected slowdown in our national economy, consumer loan totals are expected to continue moderate declines over the remainder of 1998 and into 1999.

Residential mortgage loans declined approximately $5.9 million or 4% in the first nine months of 1998. The Company, which has been more active in the secondary market in 1998, sold approximately $16 million in long term fixed rate mortgages in the first nine months of 1998 ($6 million in the third quarter) after selling approximately $1.0 million for all of 1997. The Company will continue to place emphasis on generating salable loans, with servicing retained, over the remainder of 1998 and into 1999. With this increased emphasis on selling long term fixed rate mortgages in the secondary market and current refinancing pressures due to the low mortgage interest rate environment, a continued decline in the residential mortgage loan portfolio is expected into 1999. The increase in the sale of long term fixed rate mortgages is a result of an asset liability management strategy of not holding long term fixed rate assets.

Loans for purchasing or carrying securities which increased from $6 thousand at December 31, 1997 to approximately $17 million at June 30, 1998, declined to approximately $4 million at September 30, 1998. This fluctuation in loan balances was the result of customers borrowing, on 90 day notes, to purchase the stock of a local mutual savings and loan association which converted to a stock company in July 1998.

As of September 30, 1998, non-performing loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $1.624 million compared to $2.881 million at December 31, 1997. Listed below is a schedule of the Company's non-performing assets:

 (Amounts in thousands)            September 30, 1998      December 31, 1997
 ---------------------             ------------------      -----------------
 Non accrual loans                     $1,019                   $2,227
 Accruing loans 90 days or
      more past due                       605                      654
                                       ------                   ------
 Non performing loans                   1,624                    2,881
 Restructured loans in
      compliance with
      modified terms                       54                       --
 Other real estate owned                  611                    1,112
                                       ------                   ------
 Total  non performing assets          $2,289                   $3,993
                                       ------                   ------
                                       ------                   ------
 Total non performing assets to
      total assets                      0.29%                    0.50%


The following ratios provide additional information on the status of the loan portfolio:

                                      As of                      As of
                                September 30, 1998        September 30, 1997
                                ------------------        ------------------
 Loan deposit ratio                  90.63%                     92.79%
 Non performing loans to
      total loans                      .33                        .75
 Non performing loans to
      allowance for loan losses      21.55                      47.99
 Allowance for loan losses
      to total loans                  1.55                       1.55
 Net charge-offs ($000)             $2,167                     $2,683

Shown below is a summary of the allowance for loan losses:

                                          For the nine          For the nine
                                          months ended          months ended
       (Amounts in thousands)          September 30, 1998    September 30, 1997
        --------------------           ------------------    ------------------
 Balance at beginning of period              $7,524                $8,112
 Provision charged to operating
      expense                                 2,178                 2,250
 Recoveries of loans charged off                633                   461
 Losses charged to allowance                 (2,800)               (3,144)
                                             ------                ------
 Balance at end of period                    $7,535                $7,679
                                             ------                ------
                                             ------                ------
 Year to date net charge-offs
      to average loans                          .44%                  .55%

Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the nine months ended September 30:

                                            1998                   1997
                                           ------                  ----
 Principal amount of impaired loans          $226                  $844
 Allowance allocated to impaired
      loans                                    --                    --
                                           ------                  ----
 Portion for which no allowance is
      allocated                              $226                  $844
                                           ------                  ----
                                           ------                  ----
 Average investment in impaired
      loans for the nine months
      ended September 30, 1998:            $1,153                  $927
                                           ------                  ----
                                           ------                  ----

Total cash collected on impaired loans during the first nine months of 1998 and 1997 was $383 thousand and $582 thousand respectively; $381 thousand was credited to the principal balance outstanding and $2 thousand was credited to interest in the first nine months of 1998, while $573 thousand was credited to the principal balance outstanding and $9 thousand was credited to interest in the same time period in 1997. Interest that would have been accrued on impaired loans in the first nine months of 1998 and 1997 was $31 thousand and $35 thousand respectively. Interest income of $2 thousand and $9 thousand was recognized during the first nine months of 1998 and 1997, respectively.

PROVISION FOR LOAN LOSSES

The policies of the Company provide for loan loss reserves to adequately protect the Company against reasonably probable loan losses consistent with sound and prudent banking practice. In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of September 30, 1998, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first nine months of 1998 was $2.178 million, a decrease of $72 thousand from the 1997 first nine month provision. Net charge-offs on consumer loans and credit card related plans totaled $1.328 million for the first nine months of 1998 compared to $1.384 million for the same period in 1997, a $56 thousand decrease. The Company's experience in 1997 and the first nine months of 1998 followed national trends of deteriorating credit quality in consumer loans and credit card and related plans brought on by the high level of consumer debt and record personal bankruptcy filings.

A complete analysis of the loan underwriting and loan collection departments was performed in 1997. As a result of that analysis, strict underwriting guidelines have been established along with more pro-active collection efforts. These actions should have a positive impact on reducing consumer loan charge-offs over the remainder of 1998 and into 1999. As of September 30, 1998, consumer loan delinquencies have shown significant improvement over the delinquencies at September 30, 1997. In addition, the number of bankruptcy notices received and automobile repossessions were down 21% and 22% respectively for the first nine months of 1998 compared to 1997.

It is anticipated that some of the amounts charged-off in the first nine months will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

At September 30, 1998, the allowance for loan losses totaled $7.535 million or 1.55% of total loans, compared to $7.679 million or 1.55% of total loans at September 30, 1997. Through the first nine months of 1998 the Company's net charge-offs totaled $2.167 million, a $516 thousand or 19% decrease compared to the $2.683 million charged-off in the first nine months of 1997. Over this same period the Company's non-performing loans to total loans ratio improved 42 basis points from .75% at September 30, 1997 to .33% at September 30, 1998.

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

LIQUIDITY AND CAPITAL

It is a primary objective of the Company to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that the liquidity needs are fully satisfied through normal bank operations. Short term investments (Federal funds sold) and short term borrowings (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used primarily as cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At September 30, 1998, and December 31, 1997, $0 and $298 thousand of residential mortgage loans were designated as held for sale, respectively. At September 30, 1998, $231.689 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a remaining available borrowings of $42.579 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $12.435 million outstanding in FHLB borrowings at September 30, 1998, compared to $3.151 million at December 31, 1997.

Total capital accounts have grown $9.169 million or 11% in the first nine months of 1998. This increase reflects retained earnings less dividends paid and also reflects a $2.747 million unrealized gain, net of deferred taxes, on the available for sale investment portfolio for the first nine months of 1998. Dividends paid in 1998 year to date were $3.969 million or $.63 per share compared to $3.024 million or $.48 per share for the same period in 1997. Book value per share as of September 30, 1998 was $15.20 per share compared to $13.74 on December 31, 1997.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At September 30, 1998, the Company's leverage, Tier 1 and total risk-based capital ratios were 11.62%, 18.83% and 20.09%, respectively, compared to 11.05%, 17.70% and
18.95% at December 31, 1997, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. Due to the increased level of capital in 1998, management is reviewing various capital management strategies. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statement. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

                             MAHONING NATIONAL BANCORP, INC.
                    SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                                     TAX EQUIVALENT

                                                       FOR THE NINE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30, 1998                           SEPTEMBER 30, 1997
                                                  ------------------------------------           ----------------------------------
(Amounts in thousands)                                AVERAGE                  AVERAGE             AVERAGE                  AVERAGE
                                                      BALANCE     INTEREST    RATE%(2)             BALANCE     INTEREST    RATE%(2)
                                                  ------------------------------------           ----------------------------------
INTEREST YIELDS
Loans                                                $491,691    $  32,691       8.89             $489,293      $32,845       8.97

Investment securities (1)                             247,935       11,379       6.14              234,447       10,740       6.12
Other earning assets                                   10,644          442       5.47                8,070          331       5.40
                                                  ------------------------------------           ----------------------------------
   Total return on earning assets                     750,270       44,512       7.93              731,810       43,916       8.02

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                                   272,954        4,267       2.09              278,495        4,793       2.30
   Time deposits                                      196,835        7,638       5.19              199,220        7,898       5.30
                                                  ------------------------------------           ----------------------------------
     Total interest bearing deposits                  469,789       11,905       3.39              477,715       12,691       3.55

Federal funds purchased                                 3,314          139       5.55                4,979          213       5.63
Repurchase agreements                                 133,608        4,553       4.56              124,862        4,409       4.72

Short term borrowings                                   7,749          307       5.22                3,760          153       5.42
Long term borrowings                                   10,083          394       5.23                8,124          320       5.20
                                                  ------------------------------------           ----------------------------------
     Total interest bearing liabilities              $624,543      $17,298       3.70             $619,440      $17,786       3.84


Interest spread                                                    $27,214       4.23                          $26,130       4.18
                                                                 ---------------------                        ---------------------
                                                                 ---------------------                        ---------------------

AS A PERCENT OF AVERAGE EARNING ASSETS

   Total return on earning assets                                                7.93                                         8.02
   Total interest cost                                                           3.08                                         3.25
                                                                               ------                                       ------
     Net Interest Margin                                                         4.85                                         4.77
                                                                               ------                                       ------
                                                                               ------                                       ------

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
               None

Item 6(a) -    Exhibits

               (10) Material Contracts

                    (10a) Change-In-Control Protective Agreement - Martha A. Drabiski

               (27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the nine months ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   November 04, 1998                    Mahoning National Bancorp, Inc.
     -----------------------


                                             /s/Gregory L. Ridler
                                             -------------------------------
                                             Gregory L. Ridler
                                             Chairman of the Board,
                                             President and Chief
                                             Executive Officer



DATE:   November 04, 1998                    /s/Norman E. Benden, Jr.
     -----------------------                 -------------------------------
                                             Norman E. Benden, Jr.
                                             Treasurer