Form 10-K405
period 1998-12-31
MAHONING NATIONAL BANCORP INC
filed 1999-03-18
CIK 882859

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K
                                  ANNUAL REPORT
                             -----------------------
         (Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     X   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
   -----
   For the fiscal year ended December 31, 1998
                             -----------------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   ------
   For the transition period from . . . . . . to . . . . . .
   Commission file number 0-20255
                          -------

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
         Yes  X                          No
             ---                            ---

         The aggregate market value of Common Stock, No Par Value, $1 Stated Value Per Share, held by non-affiliates on February 28, 1999, was approximately $170,000,000.

         As of February 28, 1999, there were 6,300,000 shares of Common Stock, No Par Value, $1 Stated Value Per Share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I, II, and IV.

(2) The Notice of Annual Meeting of Shareholders and Proxy Statement relating to the 1999 Annual Meeting of Shareholders of the Corporation on March 16, 1999, is incorporated by reference into Part III.

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

         The Registrant has no employees; however, as of December 31, 1998 Mahoning National employed approximately 375 full-time equivalent employees.

         The Registrant and its subsidiary do not have any banking offices in a foreign country and with the exception of State of Israel Bonds totaling $60 thousand, has no foreign assets, liabilities or related income and expense for the years presented.

         A description of the Registrant's business and discussion of operations is set forth on pages 19 through 29 of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, and is incorporated herein by reference.

         The following additional financial information as required under Guide 3 disclosure is included in this Form 10-K and is incorporated herein by reference:

         Items I - Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential - The information required is contained in Management's Discussion and Analysis on pages 20 through 29 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K

Item II - Investment Portfolio

The carrying values, fair values, average yields and maturity distributions of all investment securities are summarized in the following table.

                                                   December 31, 1998                    December 31, 1997
       AVAILABLE FOR SALE:
                                           Carrying      Fair      Average        Carrying       Fair     Average
       (Amounts in thousands)                Value       Value      Yield*         Value        Value      Yield*
       --------------------------------------------------------------------    ------------------------------------
U.S. Treasury and agencies:
       Within one year                      $ 35,252   $ 35,252     6.00%         $ 4,992      $ 4,992      5.47%
       After one but within five years       178,363    178,363     5.96%         161,290      161,290      6.14%
                                         ----------------------------------    ------------------------------------
                                             213,615    213,615     5.97%         166,282      166,282      6.12%

Mortgaged-backed securities and
collateralized mortgage obligations:
       Within one year                         2,753      2,753     6.59%             874          874      9.16%
       After one but within five years           194        194     9.43%           4,284        4,284      6.78%
       After five but within ten years           573        573     9.30%               -            -         -
                                         ----------------------------------    ------------------------------------
                                               3,520      3,520     7.19%           5,158        5,158      7.18%

Obligations of states and political
subdivisions:
       Within one year                         2,345      2,345     4.46%           2,273        2,273      4.67%
       After one but within five years        17,813     17,813     4.20%          11,813       11,813      4.40%
       After five but within ten years             -          -        -              500          500      4.30%
                                         ----------------------------------    ------------------------------------
                                              20,158     20,158     4.23%          14,586       14,586      4.44%

Other                                          3,744      3,744                     3,552        3,552
                                         -----------------------               ------------------------
       Total investment securities         $ 241,037  $ 241,037                 $ 189,578    $ 189,578
                                         =======================               ========================

                                                  December 31, 1996
       AVAILABLE FOR SALE:
                                          Carrying       Fair        Average
       (Amounts in thousands)               Value        Value         Yield*
       ------------------------------------------------------------------------
U.S. Treasury and agencies:
       Within one year                    $ 25,045     $ 25,045        6.85%
       After one but within five years      99,906       99,906        6.11%
                                       ----------------------------------------
                                           124,951      124,951        6.26%

Mortgaged-backed securities and
collateralized mortgage obligations:
       Within one year                           -            -          -
       After one but within five years       5,009        5,009        7.14%
       After five but within ten years         393          393        9.36%
                                       ----------------------------------------
                                             5,402        5,402        7.30%

Obligations of states and political
subdivisions:
       Within one year                       1,543        1,543        4.64%
       After one but within five years       8,205        8,205        4.48%
       After five but within ten years         126          126        4.65%
                                       ----------------------------------------
                                             9,874        9,874        4.51%

Other                                        3,373        3,373
                                       -------------------------
       Total investment securities       $ 143,600    $ 143,600
                                       =========================


                                                       December 31, 1998                    December 31, 1997
       HELD TO MATURITY:
                                            Carrying      Fair       Average        Carrying      Fair       Average
       (Amounts in thousands)                 Value       Value       Yield*         Value       Value       Yield*
       ----------------------------------------------------------------------     -----------------------------------
U.S. Treasury and agencies:
       Within one year                       $ 14,998    $ 14,998      5.40%        $ 35,942    $ 35,938      5.77%
       After one but within five years              -           -         -           14,982      14,937      5.40%
                                          -----------------------------------     -----------------------------------
                                               14,998      14,998      5.40%          50,924      50,875      5.66%


Obligations of states and political
subdivisions:
       Within one year                          2,624       2,646      4.47%           1,339       1,347      4.46%
       After one but within five years          6,228       6,332      4.41%           8,855       8,966      4.43%
                                          -----------------------------------     ----------------------------------
                                                8,852       8,978      4.43%          10,194      10,313      4.43%

Other                                              60          60                         60          60
                                          ------------------------                -----------------------
       Total investment securities           $ 23,910    $ 24,036                   $ 61,178    $ 61,248
                                          ========================                =======================

                                                      December 31, 1996
       HELD TO MATURITY:
                                             Carrying       Fair        Average
       (Amounts in thousands)                 Value        Value        Yield*
       ---------------------------------  -------------------------------------
U.S. Treasury and agencies:
       Within one year                       $ 23,549     $ 23,573       5.94%
       After one but within five years         50,785       50,599       5.66%
                                          -------------------------------------
                                               74,334       74,172       5.75%


Obligations of states and political
subdivisions:
       Within one year                          1,142        1,143       3.66%
       After one but within five years         10,196       10,271       4.43%
                                          -------------------------------------
                                               11,338       11,414       4.35%

Other                                              60           60
                                          -------------------------
       Total investment securities           $ 85,732     $ 85,646
                                          =========================


       * Yields on tax exempt securities have not been calculated on a tax equivalent basis.

Mahoning National Bancorp, Inc.
Form 10-K


         Item III - Loan Portfolio - The information required is contained in Management's Discussion and Analysis on pages 20 through 23 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference. Potential problem loans at December 31, 1998, that were not disclosed as nonaccrual, accruing loans 90 days or more past due or troubled debt restructurings totaled $3.528 million. These loans represent borrowers with possible credit problems that may effect the ability of the borrowers to comply with the present loan repayment terms and result in the disclosure of such loans pursuant to Item III. C.1. All interest bearing assets have been disclosed as required under Item III. C.1. or 2.


         Item IV - Summary of Loan Loss Experience - The information required is contained in Management's Discussion and Analysis on pages 22 and 23 in the 1998 Annual Report to Shareholders, included in this Form 10-K as
         Exhibit 13, incorporated herein by reference.


         Item V - Deposits - The information required is contained in Management's Discussion and Analysis on pages 24 and 28 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

         Item VI - Return on Equity and Assets - The information required can be found on page 18 of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference. In addition, the average equity to average asset ratio for the previous five years was as follows:

                          1998     -        11.51%
                          1997     -        10.56%
                          1996     -         9.78%
                          1995     -         9.14%
                          1994     -         8.67%


         Item VII - Short Term Borrowing - The information required can be found on page 1 Consolidated Statements of Financial Condition, for year end balances, and on page 9, Note G - Short Term Borrowings, of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

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

         Gregory L. Ridler
                  Age - 52

                  Current Positions - Chairman of the Board, President and Chief Executive Officer of Mahoning National Bancorp, Inc. (1992). President and Chief Executive Officer of Mahoning National Bank (1989).

Mahoning National Bancorp, Inc.
Form 10-K


Norman E. Benden, Jr.
                  Age - 40


                  Current Positions - Secretary and Treasurer for Mahoning National Bancorp, Inc. (1998). Senior Vice President and Chief Financial Officer of Mahoning National Bank(1996).

                  Previous five year experience - Treasurer for Mahoning National Bancorp, Inc. (1992) Senior Vice President and Comptroller of Mahoning National Bank (1994).

ITEM 2. PROPERTIES

         The main office of the Registrant and its sole subsidiary, Mahoning National, is a thirteen-story office building located at 23 Federal Plaza in Youngstown, Ohio. Mahoning National owns both the land and the building at this location. The Registrant and Mahoning National occupy, and use for banking business 81,521 square feet of the approximately 182,000 square feet of usable space. The remainder of the building is leased to business and professional tenants.

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

         The Austintown branch office of Mahoning National Bank located at 6010 Mahoning Avenue was constructed in the fourth quarter of 1998. This 3,600 square foot office is used strictly for banking services. Mahoning National owns both the land and building at this location. In January 1999, the Company consolidated its Jackson Milton and Wedgewood branch offices into the Austintown branch office.

Mahoning National Bancorp, Inc.
Form 10-K


         The Registrant's subsidiary, Mahoning National maintains an additional twelve banking offices which are located in Mahoning and Trumbull Counties in northeastern Ohio. All of these locations are leased and used strictly for banking services.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Registrant during the fourth quarter of 1998.



                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


         Market Information:

         Effective January 5, 1998, the Company's common shares were listed on The Nasdaq Stock Market under the symbol "MGNB". Currently the following four brokerage firms serve as market makers for the Company's common stock: McDonald & Company Securities, Inc., Sandler O'Neill & Partners, L.P., F. J. Morrissey & Co., Inc. and Everen Securities, Inc. The following table lists the high and low sales prices as reported by The Nasdaq Stock Market for 1998. Prior to January 5, 1998, the Company's common shares were traded Over-the-Counter, generally in the Youngstown area. The price information reported for 1997 reflects the high and low bid prices for the year and does not necessarily reflect prices in actual transactions.


         Quarter                                 1998                      1997
                                                 ----                      ----
                                             High     Low               High     Low
                                             ----     ---               ----     ---
         1st                                $39.00   $26.00            $22.75   $21.50
         2nd                                 45.50    34.25             22.50    21.50
         3rd                                 44.00    32.00             26.25    22.50
         4th                                 34.50    28.25             33.00    26.00


         For additional information on the Company's common stock and related stockholder matters refer to Note-L on pages 11 and 12 of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K


         Holders of Registrant's Stock:

         At the close of business on January 31, 1999 there were approximately 1,544 stockholders of record of Mahoning National Bancorp, Inc. common stock.


         Dividend Information:

         The following table lists the frequency and amount of cash dividends declared in the past two years. While the Company expects comparable cash dividends will be paid in the future, they will be dependent upon earnings, financial condition of the Company and other business factors.

         Quarter
                                    1998                       1997
                                    ----                       ----
         1st                        $0.21                     $0.16
         2nd                         0.21                      0.16
         3rd                         0.21                      0.16
         4th                         0.26                      0.21


         The dividend payout ratio of the Registrant for the past five years was as follows:

                                            1998 = 40.45%
                                            1997 = 33.59%
                                            1996 = 30.66%
                                            1995 = 29.09%
                                            1994 = 29.07%



ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data for each of the five years in the period ending December 31, 1998 can be found on page 18 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This information is contained on pages 20 through 29 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This information is contained on pages 28 and 29 in the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and the Report of Independent Auditors can be found on pages 1 through 16 of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors and Information with Respect to Directors and Officers" on pages 2 and 3 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(a), is incorporated herein by reference.

         The executive officers of the Registrant are listed under Item 1 of this document.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934.

                  The information pertaining to compliance with Section 16(a) of the Securities Exchange Act of 1934 can be found on page 11 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(a), incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information pertaining to executive compensation can be found on pages 6 through 10 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(a), incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security ownership of certain beneficial owners.
                  None

         (b)      Security ownership of management.


                  The information pertaining to security ownership of management can be found on page 4 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(a), incorporated herein by reference.

                  The following details the security ownership of the executive officers of the Registrant:

                  Norman E. Benden, Jr. - 3,482 shares of common stock
                                          (.055% of class)

         (c)      Changes in control.
                  There are no contracts or arrangements known to the Registrant, that at a subsequent date, could result in a change in control of the Registrant.

Mahoning National Bancorp, Inc.
Form 10-K



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         The information pertaining to certain relationships and related transactions can be found under the caption "Transactions with Management" on page 11 of the Notice of Annual Meeting and Proxy Statement, included in this Form 10-K as Exhibit 99(a), incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.  Financial Statements:
                  The following consolidated financial statements of the Registrant appear on pages 1 through 16 of the Registrant's 1998 Annual Report to Shareholders, Exhibit 13 to this Form 10-K, and are incorporated herein by reference:
                             Consolidated Statements of Financial Condition -
                                    December 31, 1998 and 1997
                             Consolidated Statements of Income -
                                    Three years ended December 31, 1998
                             Consolidated Statements of Changes in
                             Stockholders' Equity -
                                    Three years ended December 31, 1998
                             Consolidated Statements of Cash Flows -
                                    Three years ended December 31, 1998
                             Notes to Consolidated Financial Statements
                             Report of Independent Auditors


              2.  Financial Statement Schedules:
                  Schedules normally required of Form 10-K are omitted since the required information is not applicable, not deemed material or is shown in the respective consolidated financial statements or notes thereto.


         (b)  1.  Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.


         (c)  1.  Exhibits:

                         (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. Not applicable.

                         (3a) The Articles of Incorporation of Mahoning National
                              Bancorp, Inc., filed on the Registrant's Form S-4, File # 33-45045 effective February 11, 1992, in addition Form 8-K, dated March 21, 1995, Certificate of Amendment by Shareholders to the Articles of Incorporation of Mahoning National Bancorp, Inc., and Form 8-K, dated March 19, 1996, Certificate of Amendment by Shareholders to the Articles of Incorporation of Mahoning National Bancorp, Inc., and Amendment of Article Fourth of the Articles of Incorporation of Mahoning National Bancorp, Inc., is incorporated herein by reference.

Mahoning National Bancorp, Inc.
Form 10-K


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

                         (9)  Voting Trust Agreement
                              Not applicable.

                         (10) Material Contracts:

                              (10a) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Norman E. Benden, Jr. - Secretary and
                                    Treasurer (Mahoning National Bancorp, Inc.),
                                    Senior Vice President and Chief Financial
                                    Officer (Mahoning National Bank of
                                    Youngstown), filed with the Registrant's
                                    Form 10-Q dated June 30, 1997, is
                                    incorporated herein by reference.

                              (10b) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Gregory L. Ridler - Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Mahoning National Bancorp, Inc.), President and Chief Executive Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                              (10c) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Karen R. DeSalvo - Vice President -
                                    Marketing (Mahoning National Bank of
                                    Youngstown), filed with the Registrant's
                                    Form 10-Q dated June 30, 1997, is
                                    incorporated herein by reference.

                              (10d) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Martha Drabiski - Vice President, Auditor and Compliance Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated September 30, 1998 is incorporated herein by reference.

                              (10e) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Frank Hierro - Senior Vice President
                                    (Mahoning National Bank of Youngstown),
                                    filed with the Registrant's Form 10-Q dated
                                    June 30, 1997, is incorporated herein by reference.

                              (10f) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Dexter Hollen - Vice President

Mahoning National Bancorp, Inc.
Form 10-K


                                    (Mahoning National Bank of Youngstown),
                                    filed with the Registrant's Form 10-Q dated
                                    June 30, 1997, is incorporated herein by reference.

                              (10g) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    John R. Lewis - Senior Vice President
                                    (Mahoning National Bank of Youngstown),
                                    filed with the Registrant's Form 10-Q dated
                                    June 30, 1997, is incorporated herein by reference.

                              (10h) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    J. David Sabine - Senior Vice President and
                                    Senior Trust Officer (Mahoning National Bank of Youngstown), filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                              (10i) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    David E. Westerburg - Senior Vice President
                                    (Mahoning National Bank of Youngstown),
                                    filed with the Registrant's Form 10-Q dated
                                    June 30, 1997, is incorporated herein by reference.

                              (10j) Change-In-Control Protective Agreement
                                    between Mahoning National Bancorp, Inc., and
                                    Donna J. Mowrey - Vice President Human
                                    Resources (Mahoning National Bank of
                                    Youngstown), filed with the Registrant's
                                    Form 10-K dated December 31, 1997, is
                                    incorporated herein by reference.

                              (10k) Supplemental Executive Retirement Plan
                                    between Mahoning National Bank of Youngstown and Gregory L. Ridler, originally filed with the Registrant's Form 10-K dated December 31, 1995, was amended and refiled with the Registrant's Form 10-Q dated June 30, 1997, and is incorporated herein by reference.

                              (10l) Split Dollar Life Insurance Plan between
                                    Mahoning National Bank and Gregory L. Ridler filed with the Registrant's Form 10-Q dated June 30, 1997, is incorporated herein by reference.

                              (10m) Executive Phantom Stock Bonus Plan, as
                                    amended December 14, 1998, between The
                                    Mahoning National Bank of Youngstown and
                                    Norman E. Benden, Jr., included in this form as Exhibit 10(m), is incorporated herein by reference.

                              (10n) Executive Phantom Stock Bonus Plan, as
                                    amended December 14, 1998, between The

Mahoning National Bancorp, Inc.
Form 10-K


                                    Mahoning National Bank of Youngstown and
                                    Frank Hierro, included in this form as
                                    Exhibit 10(n), is incorporated herein by reference.

                              (10o) Executive Phantom Stock Bonus Plan, as
                                    amended December 14, 1998, between The
                                    Mahoning National Bank of Youngstown and
                                    Gregory L. Ridler, included in this form as
                                    Exhibit 10(o), is incorporated herein by reference.

                              (10p) Executive Phantom Stock Bonus Plan, as
                                    amended December 14, 1998, between The
                                    Mahoning National Bank of Youngstown and
                                    David E. Westerburg, included in this form as Exhibit 10(p), is incorporated herein by reference.

                              (10q) Executive Deferred Cash Bonus Plan between
                                    The Mahoning National Bank of Youngstown and
                                    Parker T. McHenry, filed with the
                                    Registrant's Form 10-Q dated September 30,
                                    1997, is incorporated herein by reference.

                              (11) Statement Regarding Computation of Per Share Earnings.

                                    The necessary information can be found under Note A-12 of the Notes to Consolidated Financial Statements on page 6 of the 1998 Annual Report to Shareholders, included in this Form 10-K as Exhibit 13, incorporated herein by reference.

                              (12) Statement Regarding Computation of Ratios. Not applicable.

                              (13)  1998 Annual Report to Shareholders.

                              (16)  Letter Regarding Change in Certifying
                                    Accountant. Not applicable.

                              (18)  Letter Regarding Change in Accounting
                                    Principles Not applicable.

                              (21)  Subsidiaries of the Registrant.

                              (22) Published Report Regarding Matters Submitted to Vote of Security Holders. Not applicable.

                              (23)  Consents of Experts and Counsel. Not
                                    applicable.

                              (24)  Power of Attorney. Not applicable.

Mahoning National Bancorp, Inc.
Form 10-K


                              (27)  Financial Data Schedule.


                              (28) Information from Reports Furnished to State Insurance Regulatory Authorities. Not applicable.

                              (99)  Additional Exhibits.

                                  (a) The Registrant's Notice of Annual Meeting
                                      and Proxy Statement dated March 16, 1999.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 1999.

                  MAHONING NATIONAL BANCORP, INC.
                  (Registrant)





                  /s/ Gregory L. Ridler
                  ------------------------------
                  GREGORY L. RIDLER
                  President
                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 1999.






/s/ Norman E. Benden, Jr.                  /s/ Gregory L. Ridler
--------------------------------------     ------------------------------------
Norman E. Benden, Jr. - Secretary and      Gregory L. Ridler
Treasurer (Principal Financial and         Chairman of the Board,
Accounting Officer)                        President and Chief Executive Officer






/s/ William J. Bresnahan                   /s/ Warren P. Williamson, III
--------------------------------------     ------------------------------------
William J. Bresnahan - Director            Warren P. Williamson, III- Director






/s/ Daniel B. Roth                         /s/ Charles J. McCrudden, Jr.
--------------------------------------     ------------------------------------
Daniel B. Roth - Director                  Charles J. McCrudden, Jr.- Director

Mahoning National Bancorp, Inc.
Form 10-K





                                  EXHIBIT INDEX



Exhibit
Number

10(m) Executive Phantom Stock Bonus Plan (as Amended December 14, 1998)- Norman E. Benden, Jr.

10(n) Executive Phantom Stock Bonus Plan (as Amended December 14, 1998)- Frank Hierro


10(o) Executive Phantom Stock Bonus Plan (as Amended December 14, 1998)- Gregory L. Ridler

10(p)    Executive Phantom Stock Bonus Plan (as Amended December 14, 1998)-David
         E. Westerburg

13       1998 Annual Report to Shareholders

21       Subsidiaries of the Registrant

27       Financial Data Schedule

99(a) Registrant's Notice of Annual Meeting and Proxy Statement dated March 16, 1999