Form 10-Q
period 1999-03-31
MAHONING NATIONAL BANCORP INC
filed 1999-05-12
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                               --------------------


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                     For the period ended March 31, 1999

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act
                     of 1934 For the transition period from


                                ________to_______



                          ---------------------------


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of April 30, 1999.

                         MAHONING NATIONAL BANCORP, INC.
                                      INDEX




                                                                                                      Page Number
                                                                                                      -----------

PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
         Consolidated Statements of Financial Condition (unaudited) -
         March 31, 1999 and December 31, 1998                                                             3

         Consolidated Statements of Income-
         Three Months Ended March 31, 1999 and 1998
         (unaudited)                                                                                      4

         Consolidated Statements of Comprehensive Income-
         Three Months Ended March 31, 1999 and 1998
         (unaudited)                                                                                      5

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended March 31, 1999 and 1998
         (unaudited)                                                                                      6

         Notes to Consolidated Financial Statements                                                       7

         Item 2 - Management Discussion and Analysis
         of Financial Condition and Results of Operations                                                 8-21


         Item 3 - Summary of Average Balances and Interest Rates                                          22

PART II - OTHER INFORMATION                                                                               23-24

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 6(a) - Exhibits
                  Exhibit Number 10 - Material Contract
                  Exhibit Number 27 - Financial Data Schedule


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

(Amounts in thousands, except per share data)
                                                                MARCH 31,     DECEMBER 31,
ASSETS                                                            1999            1998
                                                             --------------   ------------
Cash and due from banks                                         $ 24,793        $ 30,556
Federal funds sold                                                     -          23,700
Investment securities available for sale - at fair value         260,843         241,037
Investment securities held to maturity - at cost
  (Market value $8,616 at March 31, 1999
   and $24,036 at December 31, 1998)                               8,505          23,910
Loans                                                            497,313         490,743
  Less allowance for possible loan losses                          7,997           7,789
                                                                --------        --------
        Net loans                                                489,316         482,954
Bank premises and equipment                                        9,488           8,844
Other assets                                                      15,746          13,643
                                                                --------        --------
        Total assets                                            $808,691        $824,644
                                                                ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Non-interest bearing                                        $ 75,041        $ 84,127
    Interest bearing
      Savings                                                    267,978         274,641
      Time                                                       201,617         196,639
                                                                --------        --------
        Total deposits                                           544,636         555,407
  Federal funds purchased and securities
    sold under agreement to repurchase                           139,178         146,144
  Short term borrowings                                            4,346           4,443
  Long term borrowings                                            16,943          17,191
  Other liabilities                                                6,479           5,160
                                                                --------        --------
        Total liabilities                                        711,582         728,345
                                                                --------        --------

STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                             6,300           6,300
  Additional paid-in capital                                      44,100          44,100
  Retained earnings                                               45,563          43,477
  Unrealized gain on investment securities
    available for sale, net of deferred taxes                      1,146           2,422
                                                                --------        --------
        Total stockholders' equity                                97,109          96,299
                                                                --------        --------
        Total liabilities and
          stockholders' equity                                  $808,691        $824,644
                                                                ========        ========


See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                          FOR THE THREE                  FOR THE THREE
                                                                          MONTHS ENDED                    MONTHS ENDED
(Amounts in thousands, except per share data)                            MARCH 31, 1999                  MARCH 31, 1998
                                                                           (UNAUDITED)                    (UNAUDITED)
                                                                    --------------------------      -------------------------
INTEREST INCOME
  Interest and fees on loans                                                         $ 10,564                       $ 10,892
  Interest on investment securities
    Taxable                                                                             3,468                          3,276
    Nontaxable                                                                            317                            273
  Interest on federal funds sold                                                           54                             65
                                                                    --------------------------      -------------------------
                                                                                       14,403                         14,506
INTEREST EXPENSE
  Interest on deposits                                                                  3,487                          4,012
  Interest on federal funds purchased and
    securities sold under agreement to repurchase                                       1,407                          1,684
  Interest on short term borrowings                                                        53                             80
  Interest on long term borrowings                                                        216                             62
                                                                    --------------------------      -------------------------
                                                                                        5,163                          5,838
                                                                    --------------------------      -------------------------
         Net interest income                                                            9,240                          8,668
PROVISION FOR LOAN LOSSES                                                                 675                            726
                                                                    --------------------------      -------------------------
         Net interest income after
           provision for loan losses                                                    8,565                          7,942

OTHER OPERATING REVENUE
  Trust department income                                                                 808                            788
  Service charges on deposit accounts                                                   1,048                          1,009
  Other service charges                                                                   218                            188
  Other revenue                                                                            77                             66
  Gain on sale of loans                                                                    68                             14
  Gain on sale of investment securities
    available for sale                                                                      5                              -
                                                                    --------------------------      -------------------------
                                                                                        2,224                          2,065
                                                                    --------------------------      -------------------------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                                                        2,827                          2,834
  Expenses of premises and fixed assets                                                   724                            720
  Other expense                                                                         1,699                          1,635
                                                                    --------------------------      -------------------------
                                                                                        5,250                          5,189
                                                                    --------------------------      -------------------------
         Income before income taxes                                                     5,539                          4,818
INCOME TAX EXPENSE                                                                      1,815                          1,566
                                                                    --------------------------      -------------------------
         NET INCOME                                                                  $  3,724                       $  3,252
                                                                    ==========================      =========================

BASIC EARNINGS PER COMMON SHARE                                                      $   0.59                       $   0.52

DIVIDENDS PER SHARE                                                                      0.26                           0.21

See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                      FOR THE THREE                  FOR THE THREE
                                                                       MONTHS ENDED                  MONTHS ENDED
(Amounts in thousands, except per share data)                         MARCH 31, 1999                MARCH 31, 1998
                                                                       (UNAUDITED)                    (UNAUDITED)
                                                                 -------------------------       ----------------------
Net Income                                                                        $ 3,724                      $ 3,252
                                                                 -------------------------       ----------------------
Other comprehensive income, before tax:
    Unrealized holding gains (losses) arising
      during period                                                                (1,959)                          35
    Less: reclassification adjustment for gains
      (losses) included in net income                                                   5                            -
                                                                 -------------------------       ----------------------
Other comprehensive income, before tax                                             (1,964)                          35
Income tax expense (benefit) related to
  items of other comprehensive income                                                (688)                          12
                                                                 -------------------------       ----------------------
Comprehensive income                                                              $ 2,448                      $ 3,275
                                                                 =========================       ======================

Comprehensive income per common share                                             $  0.39                      $  0.52
                                                                 =========================       ======================


See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   THREE MONTHS         THREE MONTHS
(Amounts in thousands)                                                                 ENDED                ENDED
                                                                                  MARCH 31, 1999        MARCH 31, 1998
                                                                                    (UNAUDITED)           (UNAUDITED)
                                                                                 -------------------------------------
Cash flows from operating activities                                                $  4,919               $  5,879

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale                10,992                  5,068
  Proceeds from maturities of investment securities held to maturity                     425                 11,315
  Sale of investment securities available for sale                                     5,005                      -
  Purchase of investment securities available for sale                               (22,795)               (11,320)
  Purchase of investment securities held to maturity                                       -                      -
  Net increase in loans                                                               (7,380)                (7,067)
  Proceeds from the sale of other real estate owned                                       18                     57
  Net decrease (increase) in federal funds sold                                       23,700                 (4,600)
  Capital expenditures                                                                  (927)                  (133)
                                                                                   --------------------------------
        Net cash provided by (used in) investing activities                            9,038                 (6,680)

Cash flows from financing activities
  Net decrease in deposits                                                           (10,771)                (6,732)
  Net (decrease) increase in federal funds purchased and
    securities sold under agreement to repurchase                                     (6,966)                 1,609
  Net decrease in short term borrowings                                                  (97)                (2,500)
  Proceeds from long term borrowings                                                       -                 10,000
  Payments on long term borrowings                                                      (248)                  (236)
  Dividends paid                                                                      (1,638)                (1,323)
                                                                                   --------------------------------
        Net cash (used in) provided by financing activities                          (19,720)                   818

        Net (decrease) increase in cash and cash equivalents                          (5,763)                    17
Cash and cash equivalents at beginning of year                                        30,556                 29,143
                                                                                   --------------------------------
Cash and cash equivalents at end of quarter                                         $ 24,793               $ 29,160
                                                                                   ================================


Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
    Interest                                                                        $  5,329               $  5,844
                                                                                   ================================
    Income taxes                                                                    $      -               $      -
                                                                                   ================================
  Non-cash transactions:
    Transfer from loans to other real estate owned                                  $     18               $     40
                                                                                   ================================

                         MAHONING NATIONAL BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The financial information presented is prepared in accordance with generally accepted accounting principles and general policies within the financial service industry. The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. All significant intercompany balances and transactions have been eliminated and the information furnished includes all adjustments consisting of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period. The results of the interim financial information presented are not necessarily indicative of the results of operations for the full calendar year ending December 31, 1999.

NOTE B - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133
       - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the Company's consolidated financial position or results of operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Note regarding forward-looking statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statement. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive condition in the financial services industry, changes in law, governmental policies and regulations and rapidly changing technology affecting financial services.

Earnings Review

Net income for the first three months of 1999 amounted to $3.724 million or $0.59 per share. This represents an increase of 15% over net income earned during the same period in 1998 ($3.252 million or $0.52 per share).

The primary component of the Company's earnings growth in the first three months of 1999 compared to the same period of 1998 was an increase in net interest income which was primarily due to a reduction in funding costs. Net interest income and noninterest income, exclusive of security transactions each increased 7% in the first three months of 1999 compared to the same period in 1998, while the provision for loan losses declined 7%. Noninterest expense increased 1% over that same period.

The Company's Return on Assets (ROA) at March 31, 1999 increased to 1.88% from 1.67% at March 31, 1998. While the Company's stockholders' equity to asset ratio increased from 11.03% on March 31, 1998 to 12.01% on March 31, 1999, Return on Equity (ROE) increased to 15.51% from 14.91% for the same period.

Net Interest Income

Net interest income is the primary component of the Company's earnings and is the difference between interest and fees earned on loans, investments and other interest earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets.

The prime interest rate, which had been at 8.50% from March 1997 until October 1998, declined to 7.75% at December 31, 1998. In the fourth quarter of 1998 the Federal Reserve Bank took the following actions: (1) October 1, 1998, lowered the federal funds rate by 25 basis points, (2) October 16, 1998, lowered the federal funds rate an additional 25 basis points and reduced the discount rate by 25 basis points and (3) November 17, 1998, lowered the federal funds rate and discount rate an additional 25 basis points. As a result of these Federal Reserve rate adjustments, the Company reduced its prime lending rate by 75 basis points in the fourth quarter of 1998, to 7.75%. As the Company's interest rate simulations and net economic value analysis indicated these rate reductions had a positive impact on net interest income in the first quarter of 1999. Due to the liability sensitive nature of the Company's balance sheet, rate reductions in the fourth quarter of 1998 are expected to positively impact net interest income in 1999. As a result of the decline in interest rates in the fourth quarter of 1998, the Company's net interest margin for the first three months of 1999 was 5.03% compared to 4.81% for the same period in 1998.

Average earning assets increased $15.420 million for the first three months of 1999 to $761.324 million from $745.904 million for the same period of 1998. The average earning asset yield decreased to 7.78% in the first three months of 1999, from 7.99% for the same period of 1998.

The Company's investment portfolio average balance for the first quarter of 1999 was $22.173 million greater than the average balance for the same period in 1998 which contributed an additional $330 thousand in tax adjusted net interest income for the first quarter of 1999. While actual loan balances at March 31, 1999 increased from December 31, 1998 balances, average loan balances for the first quarter of 1999 declined $6.615 million from the same period in 1998. This change in volume and a 15 basis point yield reduction caused a decline in tax adjusted interest income of $330 thousand in the first quarter of 1999 compared to the same period of 1998 which off-set the volume related increases in investment portfolio income.

Average interest bearing liabilities decreased $2.896 million for the first three months of 1999 to $623.454 million from $626.350 million for the same period of 1998. The cost of interest bearing liabilities decreased to 3.36% for the first three months of 1999 from 3.78% for the same period in 1998. This reduction in funding costs is due primarily to the Company reducing its average saving and interest bearing checking, time deposit and repurchase agreement rates by 39, 52 and 41 basis points respectively. This lower cost of funds should continue to positively impact net interest income in 1999 compared to 1998 as many of the rate reductions were implemented in the fourth quarter of 1998 in response to the Federal Reserve rate reductions.

For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 22.

The Company's primary market risk exposure is interest rate risk. As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At March 31, 1999, the

Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1999, and were within the five percent (5%) change in net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

The net present value (NPV) analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 30% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the Company's projected change in NPV for the various rate shock levels at March 31, 1999. There were no significant changes from the analysis prepared December 31, 1998:


Changes In
Interest Rate               Change In                  % Change              NPV of Equity/
(basis points)              NPV of Equity              In NPV                NPV of Assets
-----------------------------------------------------------------------------------------------


-200                          $18,492                  19.04%                   13.93%
-100                            8,877                   9.14                    12.94
   0                             (808)                 -0.83                    11.92
+100                          (10,549)                -10.86                    10.86
+200                          (20,333)                -20.94                    10.15



Other Operating Revenue

Other operating revenue of $2.219 million, exclusive of security transactions, increased $154 thousand or 7% over the first three months of 1998 total of $2.065 million. The largest component of other operating revenue in the first quarter of 1999 was service charges on deposit accounts which increased $39 thousand or 4% over the first quarter of 1998. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.12% for the first three months of 1999 compared to 1.06 % for the same period in 1998. In the first three months of 1999, service charges on deposit accounts as a percentage of average deposits increased to .78% from .76% for the same period in 1998. The Company annually reviews all of its fee-based products and services for marketability and profitability. Increases realized in the first quarter of 1999 are the result of growth in the number of retail checking accounts over the past year. Management expects other operating revenue to continue to exceed 1998 levels over the remainder of 1999.

Mahoning National Bank's Trust and Investment Department generated $808 thousand in other revenue in the first three months of 1999, an increase of $20 thousand or 3% over the $788 thousand earned in the same period of 1998. Trust Department assets totaled $527.118 million with a market value of $783.183 million at March 31, 1999 compared to $435.156 million with a market value of $677.888 million at March 31, 1998. This increase in assets can be attributed to the growth in; personal trusts, employee benefit accounts and custody and investment accounts over the past twelve months.

In 1998, the Company became more active in the origination and sale of residential mortgages in the secondary market. These sales generated $68 thousand in gains in the first three months of 1999 compared to $14 thousand in the same period of 1998. The Company expects to continue secondary market sales throughout 1999.

Provision for loan losses for the first quarter of 1999 amounted to $675 thousand compared to $726 thousand for the comparable period in 1998. This decrease is discussed in more detail under the Provision for Loan Loss heading later in this discussion.

Other Operating Expense

Other operating expense for the first quarter increased $61 thousand or approximately 1% from the comparable period in 1998, to $5.250 million from $5.189 million. As a percentage of average assets, other operating expense was 2.65% and 2.66% for the first quarter of 1999 and 1998 respectively. The Company's efficiency ratio which measures noninterest expense as a percent of noninterest income plus net interest income on a fully tax equivalent basis declined 247 basis points from 47.59% in 1998 to 45.12% in 1999. This efficiency ratio places the Company near the top of its peer group.

Salaries and employee benefits expense for the first three months of 1999 decreased $7 thousand from the same period in 1998. Salary expense alone increased $41 thousand or 2% for the first three months of 1999 when compared to the same period in 1998. This increase can be attributed to annual merit salary adjustments which took effect January 1, 1999 and increases in various employee incentive programs. Health care expense for the first three months of 1999 were $209 thousand compared to $196 thousand for the same period in 1998, an increase of $13 thousand or 7%. This increases reflects the increase in health care renewal rates experienced July 1, 1998. It is unknown at this time what the Company's health care renewal rates will be for the plan year beginning July 1, 1999. The number of full time equivalent employees decreased from 388 at March 31, 1998 to 374 at March 31, 1999.

In December 1998, the Company opened a new free standing branch facility in Austintown to replace a previous plaza location. In January 1999, two additional plaza branch locations were consolidated into this branch. Expenses to close and consolidate these offices were not material and the consolidation is expected to reduce overhead expense beginning in 1999.

Other expenses increased $64 thousand in the first quarter of 1999, to $1.699 million, from $1.635 million for the same period of 1998, a 4% increase. This increase is the result of increased business activity and general inflationary increases. Other expenses for the remainder of 1999 are expected to exceed 1998 expenses by approximately 5%.

Year 2000

In early 1997, the Company began to address the Year 2000 issue, which covers the process of converting computer systems to identify the Year 2000. A Year 2000 committee was formed consisting of senior management and selected representatives from all areas of the Company, with a senior officer appointed as the project manager. It is the project manager's responsibility to provide the Board of Directors with quarterly status reports, detailing the Company's internal Year 2000 corrective efforts and the ability of the Company's major vendors to provide Year 2000 ready products and services. The reports include at a minimum, the overall progress of the Year 2000 effort, including new efforts initiated since the last report, the Company's progress as compared to its overall Year 2000 project plan and critical benchmarks, status reports regarding vendors, business partners, and major loan customers, results of internal and external testing, and contingency planning.

The Year 2000 Committee identified all information technology and noninformation technology applications and systems that could be impacted by the Year 2000 date change and identified any third-party vendors that impact the daily operation of the Company. Those applications, systems and vendors that the Company identified as mission critical were prioritized based on their potential impact to the ongoing operation of the Company. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission critical system.

A project plan has been developed based on the five (5) phases outlined by the Federal Financial Institutions Examination Council (FFIEC): Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase encompasses establishing a budget and project plan for dealing with the Year 2000 issue. The Assessment Phase is the actual process of identifying and preparing an inventory of all its systems and individual components of those systems. During this phase all system components were reviewed for Year 2000 compliance, and through a risk analysis process, were identified as to whether they were mission critical. The Renovation Phase is when changes are made to systems. This phase deals primarily with the technical issues of converting existing systems, or switching to compliant systems. During this phase, decisions are made on how to make the systems or processes Year 2000 compliant, and the required system changes are made. The Validation Phase is when a determination is made that no errors were introduced during the conversion process and that the renovation was successful. The development of test data and test scripts, the running of test scripts, and the review of test results are crucial for this phase of the conversion process to be successful. If testing results show anomalies, the testing area is corrected and retested. The Implementation Phase is when a tested Year 2000 compliant system is ready for use. At the end of September 1998, the Awareness and Assessment phases had been completed and documentation supporting the comprehensive Year 2000 project plan was completed. The Company is currently at various stages of the Validation and Implementation phases on those applications or systems identified as mission critical to the Company. As of April 1, 1999, the Company has renovated all of its mission-critical applications and systems. The Company's final testing is nearly complete (estimate 90%). The Company will complete validation of the remaining applications and systems identified as mission critical by June 30, 1999.

During the first quarter of 1998, the Company initiated a vendor management process that ascertains the Year 2000 readiness of third party relationships. The Company has established monitoring procedures to verify the service provider and/or software vendor is taking appropriate action to achieve Year 2000 readiness. In addition, the Company has established a process for testing remediated services and products in the Company's own environment whenever possible. At this point in time, the greatest concern the Company has with third parties is with the possible interruption of electrical power, which is certainly a concern that all businesses face due to the interdependencies within the nations power grid. The Company has evaluated alternatives and has developed procedures to operate in the event there are interruptions to the electrical power supply.

Remediation contingency plans have been developed and alternative vendors identified for each issue listed as mission critical. These plans include various dates, which if certain requirements have not been met by current vendors to validate their Year 2000 readiness, will require a switch to an alternative vendor identified as Year 2000 compliant. The Company has developed a Business Resumption Contingency Plan for the Year 2000 in order to mitigate the risks associated with; (1) the failure to successfully complete renovation, validation, or implementation of the Company's Remediation Contingency Plan, and
(2) Failure of systems at critical dates. In Business Resumption Contingency Planning, risks associated with the failure of core business processes are evaluated. These are groups of related tasks that must be performed in a cohesive manner to ensure that the Company remains viable. Evaluation of these risks compare costs, time, and resources needed to implement the contingency alternatives. The Business Resumption Contingency Plan is not static in nature, and will evolve as the bank progresses into 1999.

The estimated cost for the Company's Year 2000 Remediation project is approximately $765 thousand. These costs include various hardware and software purchases and modification, employee training, professional services and additional employee man hours. Through March 31, 1999, approximately $430 thousand has been expensed on Year 2000 Remediation with the remaining expense expected to occur over the next 12 months.

An additional area under review by the Company is the Year 2000 risk arising from relationships with three broad categories of customers: fund takers (borrowers), fund providers (depositors), and capital market/asset management counterparties (brokers). The potential risks associated with these customers and counterparties include increased credit, liquidity or counterparty trading risk when a customer encounters Year 2000 related problems. The Company has implemented a due diligence process that has identified, assessed and established controls for Year 2000 risk by customers. This process was completed by September 30, 1998, with appropriate risk controls in place to manage and mitigate Year 2000 customer risk. The company will continue this due diligence process throughout 1999.

Income Taxes

Income tax expense for the first three months of 1999 amounted to $1.815 million compared to $1.566 million for the same period in 1998. Income tax expense for 1999 is being accrued at an effective rate of approximately 32.8%, which compares to an effective tax rate of 32.8% for all of 1998.

The Statement of Condition includes approximately $1.772 million and $1.083 million of net deferred tax assets at March 31, 1999 and December 31, 1998 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first three months of 1999 compared to the same time period of 1998:


                                               For the three                      For the three
                                               months ended                       months ended
                                               March 31, 1999                     March 31, 1998
                                               --------------                     --------------


Return on Average Assets                              1.88%                              1.67%
Return on Average Equity                             15.51                              14.91
Return on Earning Assets
-Taxable Equivalent                                   7.78                               7.99
Interest Cost as a
 percentage of Earnings Assets                        2.75                               3.18
Net Interest Margin                                   5.03                               4.81



Statements of Condition

As of March 31, 1999, total assets of the Company amounted to $808.691 million, a decrease from December 31, 1998 total assets of $824.644 million. Average assets for the first quarter of 1999 amounted to $803.996 million compared to $790.729 million for the same quarter of 1998, a 2% increase. Through the first three months of 1999, total loans increased $6.570 million or 1% from year end while the investment portfolio increased $4.401 million or 2% in that same period. The $23.7 million decline in Federal funds sold resulted from a $10.8 million decrease in deposits and a $21.5 million decrease in the Company's Repurchase Agreements.

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

At March 31, 1999, the investment portfolio totaled $269.348 million (which included a $1.763 million unrealized gain on available for sale securities) which was an increase of $4.410 million from December 31, 1998.

At March 31, 1999, the Company has classified investment securities with amortized cost and fair market value of $259.080 million and $260.843 million respectively, or 97% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise. The Company did not hold any on or off balance sheet derivatives during 1998, and does not expect to in 1999.

In the first quarter of 1999, $5.005 million of U.S. Government Securities were sold. There were no security sales in the first quarter of 1998. No securities were transferred between categories in the first quarter of 1999.

Loans

Total loans outstanding increased by $6.570 million or 1% from $490.743 million on December 31, 1998, to $497.313 million on March 31, 1999. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 91.31% at March 31, 1999, compared to 88.36% at December 31, 1998.

While actual loan balances at March 31, 1999 increased $6.570 million from December 31, 1998 loan balances, average loan balances for the first three months of 1999 were down $6.615 million from average loan balances for the same period in 1998.

The increase in the loan portfolio in the first three months of 1999 is the result of modest loan demand and good results from business development efforts. The loan portfolio, with the exception of residential mortgage loans, experienced modest increases in the first quarter of 1999.

The area of largest growth in the first three months of 1999 was commercial loans which increased approximately $7.4 million or 9% from $77.830 million at December 31, 1998 to $85.195 million at March 31, 1999. Commercial loan balances are expected to remain at current levels throughout the remainder of 1999. As competition for commercial loans continues to increase as banks look to continue past growth trends, the Company does not intend to compromise its credit standards for the sake of growth.

Consumer loans increased approximately $5.8 million or 4% in the first three months of 1999. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Company. To effectively compete in this market, the Company must continue to provide the dealer network with a very high level of quality service that can help offset lower rate alternatives. While the automobile financing market remains highly competitive, the Company was able to increase market share through the development of new dealer relationships and incentive plans for the dealer network. In addition, the Company has benefited from regional bank competitors consolidating operations out of the market area, which has not allowed them to service the dealer network as efficiently as Mahoning National. The Company currently purchases indirect auto loans from approximately 100 dealers throughout the Company's market area. While consumer loan balances increased in the first three months of 1999 from year end balances, the Company continues to closely monitor underwriting criteria due to the change-off and delinquency trends of the past few years. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, competition in the market area, and a projected slowdown in our national economy, consumer loan totals are expected to grow modestly over the remainder of 1999.

Residential mortgage loans declined approximately $8.0 million or 5% in the first three months of 1999, from December 31, 1998 balances. This follows a 7% decline in residential mortgages for all of 1998. The Company, which became more active in the secondary market in 1998, sold approximately $6.0 million in long term fixed rate mortgages in the first three months of 1999 compared to $1.1 million in the same time period of 1998. The increase in the sale of long term fixed rate mortgages was the result of an asset liability management strategy of not adding long term fixed rate assets to the balance sheet. The Company expects to continue to generate salable loans, with servicing retained throughout 1999. With the current emphasis on selling long term fixed rate mortgages in the secondary market and continued refinancing pressures due to the historically low mortgage interest rate environment, a continued decline in the residential mortgage loan portfolio is expected over the remainder of 1999.

The loan portfolio with the exception of residential mortgages is expected to experience modest growth over the remainder of 1999 through continued business development efforts and increased market share of indirect lending through the dealer network. The lending arena is expected to remain very competitive in terms of loan pricing and loan terms as a result of the flat yield curve and shrinking interest margins. While modest loan growth is expected over the remainder of 1999, the Company will not chase loan volume with rates or terms that would jeopardize the quality of the loan portfolio.

As of March 31, 1999, nonperforming loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $2.382 million compared to $1.693 million at December 31, 1998. This increase in nonperforming loans is mainly due to increases in nonaccrual and past due residential mortgages which are sufficiently collaterallized. Listed below is a schedule of the Company's nonperforming assets:


 (Amounts in thousands)                      March  31, 1999                   December 31, 1998
 ---------------------                      -----------------                  -----------------
Nonaccrual loans                                  $1,531                            $1,075
Accruing loans 90 days or
     more past due                                   851                               618
                                                   -----                            ------
Nonperforming loans                                2,382                             1,693
Restructured loans in
     compliance with modified
     terms                                            49                                51
Other real estate owned                               --                                --
                                                  ------                            ------
Total  nonperforming assets                       $2,431                            $1,744
                                                  ======                            ======
Total nonperforming assets to
     total assets                                  0.30%                             0.21%


The following ratios provide additional information on the status on the loan portfolio:

                                                   As of                                As of
                                              March 31, 1999                     March 31, 1998
                                              --------------                    ----------------
Loan deposit ratio                                 91.31%                              92.63%
Nonperforming loans to total
     loans                                           .48                                 .60
Nonperforming loans to
     allowance for loan losses                     29.78                                38.61
Allowance for loan losses to
     total loans                                    1.61                                 1.55
Net charge-off to average
    loans                                            .10                                  .10
Net charge-offs ($000)                              $467                                 $510

Shown below is a summary of the allowance for loan losses:

                                                     For the three                    For the three
                                                     months ended                     months ended
(Amounts in thousands)                               March 31, 1999                   March 31, 1998
----------------------                               --------------                   --------------

Balance at beginning of period                            $7,789                           $7,524
Provision charged to operating
     expense                                                 675                              726
Recoveries of loans charged off                              189                              215
Losses charged to allowance                                 (656)                            (725)
                                                          ------                           ------
Balance at end of period                                  $7,997                           $7,740
                                                          ======                           ======


Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the quarter ended March 31:

                                                                  1999                    1998
                                                                  ----                    ----

Principal amount of impaired loans                                $535                    $1,434
Allowance allocated to impaired loans                              ---                       325
                                                                  ----                    ------

Portion for which no allowance is allocated                       $535                    $1,109
                                                                  ====                    ======

Average investment in impaired loans for   the
   quarter ended March 31:                                        $563                    $1,145
                                                                  ====                    ======

Total cash collected on impaired loans during the first quarter of 1999 and 1998 was $66 thousand and $23 thousand respectively, $61 thousand of the cash collected was credited to principal and $5 thousand was credited to interest in 1999. In 1998, $21 thousand of the cash collected was credited to principal and $2 thousand was credited to interest. Interest that would have been accrued on impaired loans in the first quarter of 1999 and 1998 was $11 thousand and $39 thousand, respectively. The amount of interest income recognized during the first quarter of 1999 and 1998 was $5 thousand and $2 thousand, respectively.

Provision for Loan Losses

The policies of the Company provide for loan loss reserves to adequately protect the Company against reasonably probable loan losses consistent with sound and prudent banking practice. In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of March 31, 1999, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first quarter of 1999 was $675 thousand, a decrease of $51 thousand from the 1998 first quarter provision. Net charge-offs declined $43 thousand or 8% in the first three months of 1999 compared to the same period in 1998. Net charge-offs on consumer loans and credit card related plans totaled $472 thousand for the first three months of 1999 compared to $550 thousand for the same period in 1998. This $78 thousand decrease was the result of stricter underwriting standards adopted over the past year along with more proactive collection efforts.

It is anticipated that some of the amounts charged-off in the first quarter will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

As of March 31, 1999, consumer loan delinquencies showed improvement over delinquencies at December 31, 1998. In addition, the number of bankruptcy notices received and automobile repossessions were down 38% and 16% respectively for the first three months of 1999 compared the same period in 1998. This area will continue to be monitored closely throughout the year as the Company continues to evaluate the adequacy of the allowance for loan losses with further provisions to the allowance being dependent upon the growth and quality of the loan portfolio. The area's largest employer, General Motors' Lordstown, is currently in negotiations with General Motors (GM) to secure production of the auto maker's Delta car, scheduled to begin in 2003. The Lordstown plant currently produces GM's J car, Chevrolet Cavaliers, Pontiac Sunfires and Toyota Cavaliers, which will cease production with the 2002 model. The local economy could be significantly impacted if Lordstown were not successful in obtaining the Delta car project. As a result of possible changes in economic conditions, there can be no guarantee that the level of the provision or allowance for loan losses will not be increased by the Company. At March 31, 1999, the allowance for loan losses totaled $7.997 million or 1.61% of total loans, compared to $7.740 million or 1.55% of total loans at March 31, 1998.


Deposits

Total deposits at March 31, 1999 decreased $10.771 million or 2% from December 31, 1998 deposit balances of $555.407 million. While actual deposits have decreased in the first three months of 1999, average deposits for the period totaled $544.271 million, a $4.614 million increase over average deposits for the same period in 1998. The decrease in deposits for the first three months of 1999 followed the normal first quarter deposit runoff pattern the Company has experienced over the years, as deposit customers, mainly commercial enterprises, build balances over the last quarter of the year and then draw down those balances in the first quarter of the following year. In addition, consumers continue to move their funds from the banking industry into mutual funds or other investment products which tend to offer higher returns. Competitive pressures from within the banking and savings and loan industries to increase market share are making it much more difficult to retain deposits. To address these competitive pressures the Company intends to focus on customer retention and deposit growth over the remainder of 1999 through marketing promotions, competitive deposit pricing, customer service initiatives and customer Year 2000 awareness.

The Company's repurchase agreements at March 31, 1999 decreased $21.500 million from December 31, 1998 balances. This decrease resulted when a local public fund entity reinvested a portion of their funds through the Company's Trust department and withdrew the remainder to cover various operating needs.

Balances in the Company's Corporate Investment accounts, which are overnight "Sweep" repurchase agreements remained a stable source of funds throughout the first quarter of 1999. While these type of accounts are considered more volatile than traditional deposit liabilities, management believes they provide a strong base of funds, which allows the Company to support loan growth and expand its investment security portfolio. Corporate Investment accounts are expected to remain a stable source of funds for the Company throughout 1999 as existing relationships expand and new customers are solicited.

Liquidity and Capital

It is a primary objective of the Company to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that the liquidity needs are fully satisfied through normal bank operations. Short term investments (Federal funds sold) and short term borrowings (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used primarily as cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At March 31, 1999, and December 31, 1998, $1.645 million and $3.275 million of residential mortgage loans were designated as held for sale, respectively. At March 31, 1999, $260.843 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a remaining available line of credit of $40.007 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The

Company had $16.943 million outstanding in FHLB borrowings at March 31, 1999, compared to $17.191 million at December 31, 1998.

Total capital accounts have grown $810 thousand or 1% in the first three months of 1999. This increase reflects retained earnings less dividends paid and also reflects a $1.276 million unrealized loss, net of deferred taxes, on the available for sale investment portfolio for the first three months of 1999. Dividends paid in 1999 year to date were $1.638 million or $.26 per share compared to $1.323 million or $.21 per share for the same period in 1998. Book value per share as of March 31, 1999 was $15.41 per share compared to $15.29 on December 31, 1998.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 1999, the Company's leverage, Tier 1 and total risk-based capital ratios were 11.93%, 18.88% and 20.13%, respectively, compared to 11.78%, 18.91% and 20.16%, respectively, at December 31, 1998. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and over 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                         MAHONING NATIONAL BANCORP, INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                       FOR THE THREE MONTHS ENDED                   FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 1999                               MARCH 31, 1998

(Amounts in thousands)                            AVERAGE                    AVERAGE               AVERAGE                 AVERAGE
                                                  BALANCE     INTEREST         RATE%               BALANCE      INTEREST     RATE%
                                             ----------------------------------------       -------------------------------------
INTEREST YIELDS
Loans                                           $ 491,419     $ 10,600           8.75%         $ 498,034      $ 10,930       8.90%
Investment securities                             265,376        3,955           6.04%           243,203         3,697       6.16%
Other earning assets                                4,529           54           4.77%             4,667            65       5.57%
                                             ----------------------------------------       -------------------------------------
   Total return on earning assets                 761,324       14,609           7.78%           745,904        14,692       7.99%

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                               270,577        1,180           1.77%           272,595         1,454       2.16%
   Time deposits                                  196,920        2,307           4.75%           196,881         2,558       5.27%
                                             ----------------------------------------       -------------------------------------
     Total interest bearing deposits              467,497        3,487           3.02%           469,476         4,012       3.47%

Federal funds purchased                             9,981          122           4.90%             8,593           119       5.56%
Repurchase agreements                             123,903        1,285           4.21%           137,219         1,565       4.62%
Short term borrowings                               4,971           53           4.27%             6,327            80       5.06%
Long term borrowings                               17,102          216           5.12%             4,735            62       5.30%
                                             ----------------------------------------        -------------------------------------
     Total interest bearing liabilities         $ 623,454      $ 5,163           3.36%         $ 626,350       $ 5,838       3.78%


Interest spread                                                $ 9,446           4.42%                         $ 8,854       4.21%
                                                           ==========================                      =======================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                                7.78%                                       7.99%
   Total interest cost                                                           2.75%                                       3.18%
                                                                         ------------                                    ---------
     Net Interest Margin                                                         5.03%                                       4.81%
                                                                         ============                                    =========

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

                  The Annual Shareholders meeting of Mahoning National Bancorp, Inc. was held March 16, 1999 for the purpose of:

      1) To elect three (3) directors to Class II of the Corporation's staggered Board of Directors to serve a two-year term or until their successors shall have been elected and qualified.

                  The following Directors were elected to the Company's Board of
                  Directors:


                                                                              Withhold
                                                                              Authority
                  Nominee                       Class         For              to vote
                  -------                       -----         ---              -------
                  Charles J. McCrudden, Jr.      II        4,790,963           47,402
                  Gregory L. Ridler              II        4,781,886           56,479
                  Daniel B. Roth                 II        4,782,902           55,463

                  The following are the Directors whose terms in office as Directors continued after the meeting:

                  Director                                             Class
                  --------                                             -----
                  William J. Bresnahan                                   I
                  Frank A. Kramer                                        I
                  Warren P. Williamson, III                              I

Item 5 - Other Information
                  None

Item 6(a) -       Exhibits

                  (10)     Material Contracts

                           (10a)    Executive Phantom Stock Bonus Plan -
                                    J. David Sabine

                  (27)     Financial Data Schedule

Item 6(b) -       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      May 7, 1999                        Mahoning National Bancorp, Inc.
      --------------------------



                                         /s/Gregory L. Ridler
                                         ---------------------------------------
                                         Gregory L. Ridler
                                         Chairman of the Board,
                                         President and Chief
                                         Executive Officer





DATE:      May 7, 1999                             /s/Norman E. Benden, Jr.
       ---------------------------        --------------------------------------
                                          Norman E. Benden, Jr.
                                          Secretary and Treasurer