Form 10-Q
period 1999-06-30
MAHONING NATIONAL BANCORP INC
filed 1999-08-10
CIK 882859

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                             ----------------------

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       For the period ended June 30, 1999

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                         For the transition period from


                                 ______ to _____


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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: 6,300,000 shares of the Company's Common Stock (No par value) were outstanding as of July 31, 1999.

                         MAHONING NATIONAL BANCORP, INC.
                                      INDEX




                                                                                                          Page Number
                                                                                                          -----------

PART I - FINANCIAL INFORMATION
         Item 1 - Financial Statements
         Consolidated Statements of Financial Condition
         June 30, 1999 and December 31, 1998
         (unaudited)                                                                                                3

         Consolidated Statements of Income-Three and
         Six Months Ended June 30, 1999 and 1998
         (unaudited)                                                                                                4

         Consolidated Statements of Comprehensive Income-Three and
         Six Months Ended June 30, 1999 and 1998
         (unaudited)                                                                                                5

         Condensed Consolidated Statement of Cash Flows -
         Six Months Ended June 30, 1999 and 1998
         (unaudited)                                                                                                6

         Notes to Consolidated Financial Statements                                                                 7
         Item 2 - Management Discussion and Analysis
         of Financial Condition and Results of Operations                                                        8-22

         Item 3 - Summary of Average Balances and Interest Rates                                                   23

PART II - OTHER INFORMATION                                                                                        24

         Exhibit Number 27 - Financial Data Schedule


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

                         MAHONING NATIONAL BANCORP INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

(Amounts in thousands, except per share data)

                                                                JUNE 30,        DECEMBER 31,
ASSETS                                                            1999              1998
                                                             --------------     -------------
Cash and due from banks                                         $  22,583         $  30,556
Federal funds sold                                                      -            23,700
Investment securities available for sale - at fair value          274,523           241,037
Investment securities held to maturity - at cost
  (Market value $8,063 at June 30, 1999
   and $24,036 at December 31, 1998)                                8,010            23,910
Loans                                                             507,546           490,743
  Less allowance for possible loan losses                           8,063             7,789
                                                                ---------         ---------
        Net loans                                                 499,483           482,954
Bank premises and equipment                                         9,927             8,844
Other assets                                                       17,041            13,643
                                                                ---------         ---------
        Total assets                                            $ 831,567         $ 824,644
                                                                =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits
    Non-interest bearing                                        $  81,750         $  84,127
    Interest bearing
      Savings                                                     269,977           274,641
      Time                                                        196,668           196,639
                                                                ---------         ---------
        Total deposits                                            548,395           555,407
  Federal funds purchased and securities
    sold under agreement to repurchase                            151,938           146,144
  Short term borrowings                                            12,647             4,443
  Long term borrowings                                             16,692            17,191
  Other liabilities                                                 4,886             5,160
                                                                ---------         ---------
        Total liabilities                                         734,558           728,345
                                                                ---------         ---------

STOCKHOLDERS' EQUITY
  Common stock (No par value, $1 stated value)
    Authorized 15,000,000 shares, Issued
    and Outstanding - 6,300,000 shares                              6,300             6,300
  Additional paid-in capital                                       44,100            44,100
  Retained earnings                                                47,988            43,477
  Unrealized (loss) gain on investment securities
    available for sale, net of deferred taxes                      (1,379)            2,422
                                                                ---------         ---------
        Total stockholders' equity                                 97,009            96,299
                                                                ---------         ---------
        Total liabilities and
          stockholders' equity                                  $ 831,567         $ 824,644
                                                                =========         =========


See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                     FOR THE THREE   FOR THE THREE  FOR THE SIX     FOR THE SIX
                                                     MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED
(Amounts in thousands, except per share data)        JUNE 30, 1999   JUNE 30, 1998  JUNE 30, 1999  JUNE 30, 1998
                                                      (UNAUDITED)     (UNAUDITED)   (UNAUDITED)     (UNAUDITED)
                                                     -------------   -------------  -------------  -------------
INTEREST INCOME
  Interest and fees on loans                             $10,797        $10,853        $21,361        $21,745
  Interest on investment securities
    Taxable                                                3,565          3,344          7,033          6,620
    Nontaxable                                               337            290            654            563
  Interest on federal funds sold                              30            239             84            304
                                                         -------        -------        -------        -------
                                                          14,729         14,726         29,132         29,232
INTEREST EXPENSE
  Interest on deposits                                     3,451          3,953          6,938          7,965
  Interest on federal funds purchased and
    securities sold under agreement to repurchase          1,495          1,551          2,902          3,235
  Interest on short term borrowings                           63            122            116            202
  Interest on long term borrowings                           215            167            431            229
                                                         -------        -------        -------        -------
                                                           5,224          5,793         10,387         11,631
                                                         -------        -------        -------        -------
         Net interest income                               9,505          8,933         18,745         17,601
PROVISION FOR LOAN LOSSES                                    675            726          1,350          1,452
                                                         -------        -------        -------        -------
         Net interest income after
           provision for loan losses                       8,830          8,207         17,395         16,149

OTHER OPERATING REVENUE
  Trust department income                                    831            787          1,639          1,575
  Service charges on deposit accounts                      1,130          1,067          2,178          2,076
  Other service charges                                      253            201            471            389
  Other revenue                                               95             72            172            138
  Gain on sale of loans                                       52            126            120            140
  Gain on sale of investment securities
    available for sale                                         -              -              5              -
                                                         -------        -------        -------        -------
                                                           2,361          2,253          4,585          4,318
                                                         -------        -------        -------        -------

OTHER OPERATING EXPENSE
  Salaries and employee benefits                           2,769          2,671          5,596          5,505
  Expenses of premises and fixed assets                      704            731          1,428          1,451
  Other expense                                            1,658          1,849          3,357          3,484
                                                         -------        -------        -------        -------
                                                           5,131          5,251         10,381         10,440
                                                         -------        -------        -------        -------
         Income before income taxes                        6,060          5,209         11,599         10,027
INCOME TAX EXPENSE                                         1,997          1,703          3,812          3,269
                                                         -------        -------        -------        -------
         NET INCOME                                      $ 4,063        $ 3,506        $ 7,787        $ 6,758
                                                         =======        =======        =======        =======

BASIC EARNINGS PER COMMON SHARE                          $  0.65        $  0.55        $  1.24        $  1.07

DIVIDENDS PER SHARE                                      $  0.26        $  0.21        $  0.52        $  0.42

See Notes to Consolidated Financial Statements

                          MAHONING NATIONAL BANCORP INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      FOR THE THREE       FOR THE THREE        FOR THE SIX           FOR THE SIX
                                                       MONTHS ENDED       MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
(Amounts in thousands, except per share data)          JUNE 30,1999       JUNE 30, 1998       JUNE 30, 1999         JUNE 30, 1998
                                                       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
                                                      -------------      ---------------     ----------------      ---------------
Net Income                                                 $ 4,063              $ 3,506              $ 7,787              $ 6,758
                                                      -------------      ---------------     ----------------      ---------------
Other comprehensive income, before tax:
    Unrealized holding gains (losses) arising
      during period                                         (3,885)                 434               (5,844)                 469
    Less: reclassification adjustment for gains
      (losses) included in net income                            -                    -                    5                    -
                                                      -------------      ---------------     ----------------      ---------------
Other comprehensive income, before tax                      (3,885)                 434               (5,849)                 469
Income tax expense (benefit) related to
  items of other comprehensive income                       (1,360)                 152               (2,048)                 164
                                                      -------------      ---------------     ----------------      ---------------
Comprehensive income                                       $ 1,538              $ 3,788              $ 3,986              $ 7,063
                                                      =============      ===============     ================      ===============

Comprehensive income per common share                       $ 0.24               $ 0.60               $ 0.63               $ 1.12
                                                      =============      ===============     ================      ===============

See Notes to Consolidated Financial Statements

                         MAHONING NATIONAL BANCORP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             SIX MONTHS       SIX MONTHS
                                                                               ENDED            ENDED
(Amounts in thousands)                                                     JUNE 30, 1999    JUNE 30, 1998
                                                                            (UNAUDITED)      (UNAUDITED)
                                                                          -------------------------------
Cash flows from operating activities                                          $  8,872         $  8,817

Cash flows from investing activities
  Proceeds from maturities of investment securities available for sale          21,552           10,859
  Proceeds from maturities of investment securities held to maturity               920           26,315
  Sale of investment securities available for sale                               5,005                0
  Purchase of investment securities available for sale                         (50,937)         (38,532)
  Net increase in loans                                                        (18,668)         (17,013)
  Proceedes from the sale of other real estate owned                                18              439
  Net decrease in federal funds sold                                            23,700            8,800
  Capital expenditures                                                          (1,645)            (646)
                                                                              --------         --------
        Net cash used in investing activities                                  (20,055)          (9,778)



Cash flows from financing activities
  Net (decrease) increase in deposits                                           (7,012)          (6,769)
  Net increase (decrease) in federal funds purchased and
    securities sold under agreement to repurchase                                5,794           (4,086)
  Net increase in short term borrowings                                          8,203            4,528
  Proceeds from long term borrowings                                                 -           10,000
  Payments on long term borrowings                                                (499)            (474)
  Dividends paid                                                                (3,276)          (2,646)
                                                                              --------         --------
        Net cash provided by financing activities                                3,210              553

        Net decrease in cash and cash equivalents                               (7,973)            (408)
Cash and cash equivalents at beginning of year                                  30,556           29,143
                                                                              --------         --------
Cash and cash equivalents at end of six months                                $ 22,583         $ 28,735
                                                                              ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the first six months for:
    Interest                                                                  $ 10,572         $ 11,774
                                                                              ========         ========
    Income Taxes                                                              $  3,860         $  3,222
                                                                              ========         ========
  Non-cash transactions:
    Transfer from loans to other real estate owned                            $     18         $     40
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

NOTE B - PENDING MERGER

On June 7, 1999 Mahoning National Bancorp, Inc. ("Company") announced the signing of a definitive agreement with Sky Financial Group, Inc. ("Sky"), whereby the Company will merge with and into Sky, and the Company's sole subsidiary, The Mahoning National Bank of Youngstown will merge into Sky's subsidiary, Sky Bank. Under the terms of the agreement, the Company's stockholders will receive 1.66 shares of Sky common stock for each share of Company common stock in a tax free exchange. It is expected the transaction will be accounted for under the pooling-of-interests method of accounting. The merger is expected to be completed in the fourth quarter of 1999 and is subject to approvals by various regulatory authorities and by the Company's stockholders.

NOTE C - STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133
       - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Note regarding forward-looking statements

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive condition in the financial services industry, changes in law, governmental policies and regulations and rapidly changing technology affecting financial services.

Earnings Review

Net income for the first six months of 1999 amounted to $7.787 million or $1.24 per share. This represents an increase of 15% over net income earned during the same period in 1998 ($6.758 million or $1.07 per share). Mahoning National Bancorp, Inc.'s, (the Company) net income for the current quarter increased 16% to $4.063 million or $0.65 per share from $3.506 million or $0.55 per share for the same quarter in 1998.

The primary component of the Company's earnings growth in the first six months of 1999 compared to the same period of 1998 was an increase in net interest income which was primarily due to a reduction in funding costs. Net interest income and noninterest income, exclusive of security transactions, each increased 6% in the first six months of 1999 compared to the same period in 1998, while the provision for loan losses declined 7%. Noninterest expense decreased 1% over that same period. Net interest income and noninterest income, exclusive of security transactions, increased 6% and 5%, respectively for the current quarter compared to the comparable period in 1998. The Company's noninterest expense decreased $120 thousand or 2% for the second quarter of 1999 compared to the same quarter in 1998.

The Company's Return on Assets (ROA) at June 30, 1999 increased to 1.94% from 1.71% at June 30, 1998. While the Company's stockholders' equity to asset ratio increased from 11.31% on June 30, 1998 to 11.67% on June 30, 1999, Return on Equity (ROE) increased to 16.12% from 15.27% for the same period.

Net Interest Income

Net interest income is the primary component of the Company's earnings and is the difference between interest and fees earned on loans, investments and other interest earning assets and the interest expense on deposits and other interest bearing liabilities which fund those assets.

The prime interest rate, which had been at 8.50% from March 1997 until October 1998, declined to 7.75% at December 31, 1998. In the fourth quarter of 1998 the Federal Reserve Bank took the following actions: (1) October 1, 1998, lowered the federal funds rate by 25 basis points, (2) October 16, 1998, lowered the federal funds rate an additional 25 basis points and reduced the discount rate by 25 basis points and (3) November 17, 1998, lowered the federal funds rate and discount rate an additional 25 basis points. As a result of these Federal Reserve rate adjustments, the Company reduced its prime lending rate by 75 basis points in the fourth quarter of 1998, to 7.75%. As the Company's interest rate simulations and net economic value analysis indicated, these rate reductions had a positive impact on net interest income in the first six months of 1999. Due to the liability sensitive nature of the Company's balance sheet, rate reductions in the fourth quarter of 1998 have positively impacted net interest income in 1999. As a result of the decline in interest rates in the fourth quarter of 1998, the Company's net interest margin for the first six months of 1999 was 5.03% compared to 4.82% for the same period in 1998.

On June 30, 1999, the Federal Reserve Bank increased the federal funds rate by 25 basis points and on July 1, 1999 the Company reacted by increasing its prime lending rate by the same. This rate increase had no impact on second quarter 1999 earnings. The Company repriced approximately $80 million in prime rate based loans on July 1, 1999 which will increase interest income on loans for the remainder of 1999. Interest expense will increase gradually over the remaining six months of 1999 compared to the first six months as time deposit and Corporate Investment Account (overnight "Sweep" Repurchase Agreements) rates are increased. As a result of repricing strategies the Company expects net interest income will be positively impacted by this rate change.

Average earning assets increased $16.891 million for the first six months of 1999 to $768.704 million from $751.813 million for the same period of 1998. The average earning asset yield decreased to 7.75% in the first six months of 1999, from 7.94% for the same period of 1998.

The Company's investment portfolio average balance for the first six months of 1999 was $24.283 million greater than the average balance for the same period in 1998 which contributed an additional $553 thousand in tax adjusted net interest income for the first six months of 1999. While actual loan balances at June 30, 1999 increased from December 31, 1998 balances by $16.803 million, average loan balances for the first six months only increased by $144 thousand over average balances from the same period in 1998. This slight increase in average loan balances and a 16 basis point yield reduction resulted in a decrease of tax adjusted interest income of $393 thousand for the first six months of 1999 compared to the same period in 1998.

Average interest bearing liabilities were relatively the same over the first six months of 1999 compared to 1998, increasing to $627.879 million from $627.747. The cost of interest bearing liabilities decreased by 40 basis points from 3.73% for the first six months of 1998 to 3.33% for the first six months of 1999. This reduction in funding costs was primarily due to the Company reducing its average savings and interest bearing checking, time deposit and repurchase agreement rates by 35, 57 and 36 basis points, respectively. Through the first six months of 1999 interest expense was reduced by $1.244 million as a result of lower funding costs. This lower cost of funds should continue to positively impact net interest income over the remainder of 1999 compared to the same period in 1998 as many of the rate reductions were implemented in the fourth quarter of 1998 in response to the Federal Reserve rate reductions. The recent federal funds rate increase will cause a slight increase in time deposit and repurchase agreement funding costs over the remainder of 1999. This projected increase in funding costs should be offset by an increase in yield on prime rate based loans.

For a detailed analysis of the Company's net interest margin, on a tax equivalent basis, refer to the Summary of Average Balances and Interest Rates;
Item 3 of this report on page 23.

The Company's primary market risk exposure is interest rate risk. As part of its effort to monitor and manage interest rate risk the Company uses simulation analysis and net present value analysis. The simulation analysis monitors interest rate risk through the impact changes in interest rates can have on net income. At June 30, 1999, the Company analyzed the effect of a presumed 100 and 200 basis point increase and decrease in interest rates through its simulation analysis. The results indicated no significant impact on net interest income for 1999, and were within the five percent (5%) change in net interest income guidelines established by the Company. While the results of the simulation indicated no significant impact on net interest income over the next twelve months, they did indicate the Company to be negatively impacted by rising interest rates and positively impacted by falling interest rates due to the liability sensitive nature of the balance sheet.

The net present value (NPV) analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The Board of Directors has adopted an interest rate risk policy which establishes maximum changes in the NPV of 30% in the event of a sudden and sustained 100 to 200 basis point increase or decrease in market interest rates. The following table presents the

Company's projected change in NPV for the various rate shock levels at June 30, 1999. There were no significant changes from the analysis prepared December 31, 1998:

Changes In
Interest Rate             Change In       % Change        NPV of Equity/
(basis points)          NPV of Equity      In NPV          NPV of Assets
 --------------------------------------------------------------------------
-200                       $15,835          16.32%            13.27%
-100                         5,684           5.86             12.25
   0                        (4,533)         (4.67)            11.18
+100                       (14,804)        (15.26)            10.08
+200                       (25,114)        (25.89)             8.94

Other Operating Revenue

Other operating revenue for the first six months of 1999, exclusive of security transactions, was $4.580 million or a 6% increase over the first six months of 1998 total of $4.318 million. Other operating revenue for the current quarter, exclusive of security transactions, was $2.361 million compared to $2.253 million for the same quarter of 1998, a 5% increase. Other operating revenue, exclusive of security transactions, as a percentage of average assets was 1.14% for the first six months of 1999 compared to 1.09% for the same period in 1998.

The largest component of other operating revenue in the first six months of 1999 was service charges on deposit accounts which totaled $2.178 million, an increase of $102 thousand or 5% over the first six months of 1998. Service charges on deposit accounts for the current quarter increased by $63 thousand or 6% over the same period in 1998, $1.130 million from $1.067 million. In the first six months of 1999, service charges on deposit accounts as a percentage of average deposits increased to .80% from .77% for the same period in 1998. The Company annually reviews all of its fee-based products and services for marketability and profitability. Increases realized in the first six months of 1999 are the result of growth in the number of retail checking accounts over the past year. Management expects other operating revenue to continue to exceed 1998 levels over the remainder of 1999.

Mahoning National Bank's Trust and Investment Department generated $1.639 million in other revenue in the first six months of 1999, an increase of $64 thousand or 4% over the $1.575 million earned in the same period of 1998. The Trust Department generated $831 thousand of other operating income in the second quarter of 1999, a 6% increase from the same period in 1998. Trust Department assets totaled $517.995 million with a market value of $786.807 million at June 30, 1999, compared to $436.695 million with a market value of $676.344 million at June 30, 1998. This increase in assets can be attributed to the growth in custody and investment accounts, personal trusts and employee benefit accounts over the past twelve (12) months.

In 1998, the Company became more active in the origination and sale of residential mortgages in the secondary market. These sales generated $120 thousand in gains in the first six months of 1999 compared to $140 thousand in the same period of 1998. In the second quarter of 1999 the Company realized gains of $52 thousand compared to $126 thousand for the same period in 1998. As a result of increases in home mortgage rates over the past six months, the Company has seen a decline in the number of home purchases and mortgage refinancings which has reduced the volume of loans processed for secondary market sale. The company will continue secondary market sales throughout the remainder of 1999, but under the current rate environment expects volumes to be well below those experienced for the same period of 1998.

Provision for loan losses for the first six months of 1999 amounted to $1.350 million compared to $1.452 million for the comparable period in 1998. The provision for the current quarter was $675 thousand compared to $726 thousand for the same quarter of 1998. This decrease is discussed in more detail under the Provision For Loan Losses heading later in this discussion.

Other Operating Expense

Other operating expense for the first six months of 1999 decreased $59 thousand or approximately 1% from the comparable period in 1998 to $10.381 million from $10.440 million. For the current quarter other operating expense totaled $5.131 million compared to $5.251 million in the same quarter of 1998. As a percentage of average assets, other operating expense was 2.58% for the first six months of 1999 compared to 2.65% for the same period of 1998. The Company's efficiency ratio which measures noninterest expense as a percent of noninterest income plus net interest income on a fully tax equivalent basis declined 344 basis points from 47.11% for the first six months of 1998 to 43.67% for the first six months of 1999. This efficiency ratio places the Company near the top of its peer group.

Salaries and employee benefits expense for the first six months of 1999 increased $91 thousand or approximately 2% and increased $98 thousand or approximately 4% for the most recent quarter when compared to the same period in 1998. Salary expense alone increased $78 thousand or 2% for the first six months of 1999 and $38 thousand or 2% for the current quarter when compared to the same periods in 1998. These increases can be attributed to annual merit salary adjustments which took effect January 1, 1999 and increases in various employee incentive programs. Health care expenses for the first six months of 1999 totaling $419 thousand approximated those for the same period of 1998. The number of full time equivalent employees decreased from 381 at June 30, 1998 to 372 at June 30, 1999.

Expenses of premises and fixed assets for the first six months of 1999 totaled $1.428 million, a 2% decrease ($23 thousand) from the same period in 1998. Current quarter expense totaled $704 thousand, a 4% decrease from the same quarter in 1998.

Other expenses decreased $127 thousand in the first six months of 1999, to $3.357 million from $3.484 million for the same period in 1998, a 4% decrease. For the quarter ended June 30, 1999, other expenses decreased $191 thousand or 10% from the same quarter in 1998. The savings realized for the six months and quarter ended June 30, 1999 compared to the same periods in 1998 were the result of reduced other real estate owned expenses and Ohio state franchise tax refunds. Other expenses for the remainder of 1999 are expected to approximate or be slightly less than those experienced in 1998.

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

As of June 30, 1999, the Bank has renovated and tested all of its mission critical operating systems, software applications and hardware in order to meet the processing standards for the Year 2000. The testing indicates the Bank is now Year 2000 ready.

During the first quarter of 1998, the Company initiated a vendor management process that ascertains the Year 2000 readiness of third party relationships. The Company has established monitoring procedures to verify that the service provider and/or software vendor is taking appropriate action to achieve Year 2000 readiness. In addition, the Company has established a process for testing remediated services and products in the Company's own environment whenever possible. At this point in time, the greatest concern the Company has with third parties is with the possible interruption of electrical power, which is certainly a concern that all businesses face due to the interdependencies within the nations power grid. The Company has evaluated alternatives and has developed procedures to operate in the event there are interruptions to the electrical power supply.

Remediation contingency plans have been developed and alternative vendors identified for each issue listed as mission critical. These plans include various dates, which if certain requirements have not been met by current vendors to validate their Year 2000 readiness, will require a switch to an alternative vendor identified as Year 2000 compliant. The Company has developed a Business Resumption Contingency Plan for the Year 2000 in order to mitigate the risks associated with; (1) the failure to successfully complete renovation, validation, or implementation of the Company's Remediation Contingency Plan, and
(2) failure of systems at critical dates. In Business Resumption Contingency Planning, risks associated with the failure of core business processes are evaluated. These are groups of related tasks that must be performed in a cohesive manner to ensure that the Company remains viable. Evaluation of these risks compare costs, time, and resources needed to implement the contingency alternatives. In addition, the Bank has developed a "Testing Methodology Plan" and will test its Business Resumption Contingency Plan to demonstrate the viability of the Plan.

The estimated cost for the Company's Year 2000 Remediation project is approximately $765 thousand. These costs include various hardware and software purchases and modification, employee training, professional services and additional employee man hours. Through June 30, 1999, approximately $547 thousand has been expensed on Year 2000 Remediation with the remaining expense expected to occur over the next nine months.

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

Income Taxes

Income tax expense for the first six months of 1999 amounted to $3.812 million compared to $3.269 million for the same period in 1998. Income tax expense for 1999 is being accrued at an effective rate of approximately 32.9%, which compares to an effective tax rate of 32.8% for all of 1998.

The Statement of Condition includes approximately $3.131 million and $1.083 million of net deferred tax assets at June 30, 1999 and December 31, 1998 respectively. It is management's belief that the Company has adequate taxable income to realize the deferred tax asset and accordingly no valuation reserve has been established.

The following annualized ratios reflect the earnings performance for the first six months of 1999 compared to the same time period of 1998.

                                            For the six          For the six
                                            months ended         months ended
                                            June 30, 1999        June 30, 1998
                                            -------------        -------------

Return on Average Assets                          1.94%               1.71%
Return on Average Equity                         16.12               15.27
Return on Earnings Assets
-Taxable Equivalent                               7.75                7.94
Interest Cost as a percentage of
  Earning Assets                                  2.72                3.12
Net Interest Margin                               5.03                4.82

Statements of Condition

As of June 30, 1999, total assets of the Company amounted to $831.567 million, an increase from December 31, 1998 total assets of $824.644 million. Average assets for the first six months of 1999 amounted to $810.938 million compared to $795.964 million for the same period in 1998, a 2% increase. Through the first six months of 1999, the investment portfolio increased $17.586 million or 7% from year end while total loans increased $16.803 million or 3% in that same period. The increase in investments and loans allowed for the reduction of $23.7 million in federal funds sold. Total deposits decreased $7.012 million from December 31, 1998 to June 30, 1999 while short term borrowings and federal funds purchased and securities sold under agreement to repurchase increased $8.204 million and $5.794 million respectively.

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

At June 30, 1999, the investment portfolio totaled $282.533 million (which included a $2.122 million unrealized loss on available for sale securities) which was an increase of $17.586 million from December 31, 1998.

At June 30, 1999, the Company has classified investment securities with amortized cost and fair market value of $276.645 million and $274.523 million respectively, or 97% of the portfolio as available for sale, with the remainder of the portfolio classified as held to maturity. Those securities classified as available for sale will afford the Company's Asset/Liability Committee the necessary flexibility to manage the portfolio to meet liquidity needs that may arise. The Company did not hold any on or off balance sheet derivatives during 1998, and does not expect to in 1999.

In the first six months of 1999, $5.005 million of U.S. Government Securities were sold. There were no security sales in the first six months of 1998. No securities were transferred between categories in the first six months of 1999.

Loans

Total loans outstanding increased by $16.803 million or 3% from $490.743 million on December 31, 1998, to $507.546 million on June 30, 1999. This growth, coupled with a decline in deposits resulted in a loan to deposit ratio of 92.55% at June 30, 1999, compared to 88.36% at December 31, 1998.

While actual loan balances at June 30, 1999 increased $16.803 million from December 31, 1998 loan balances, average loan balances for the first six months of 1999 increased only $144 thousand from average loan balances for the same period in 1998.

The increase in the loan portfolio in the first six months of 1999 is the result of modest loan demand and good results from business development efforts. The loan portfolio, with the exception of residential mortgage loans, experienced growth in the first six months of 1999.

The area of largest growth in the first six months of 1999 was Consumer loans, which increased approximately $13.4 million or 10% from $134.424 million at December 31, 1998 to $147.821 million at June 30, 1999. Consumer loan balances are primarily dependent on the level of indirect automobile financing purchased by the Company. To effectively compete in this market, the Company must continue to provide the dealer network with a very high level of quality service that can help offset lower rate alternatives. While the automobile financing market remains highly competitive, the Company was able to increase market share through the development of new dealer relationships and incentive plans for the dealer network. In addition the Company has benefited from regional bank competitors consolidating operations out of the market area, which has not allowed them to service the dealer network as efficiently as Mahoning National. The Company currently purchases indirect auto loans from approximately 100 dealers throughout the Company's market area. While consumer loan balances increased in the first six months of 1999 from year end balances, the Company continues to closely monitor underwriting criteria due to the charge-off and delinquency trends of the past few years. Given the rapid amortization of the automobile loan portfolio, which has a short average maturity, competition in the market area, and stricter underwriting guidelines, the consumer loan portfolio should show very modest growth during the second half of 1999.

Commercial loan and commercial real estate loan growth trends experienced in 1998 continued in the first six months of 1999. Commercial loans, which totaled $88.401 million, increased approximately $10.6 million or 14% in the first six months of 1999, while commercial real estate loans increased approximately $4.4 million or 4% to $121.435 million at June 30, 1999 from December 31, 1998 balances of $117.013 million. The dollar fluctuation of commercial loans and commercial real estate loans can be more volatile than other loan products due to the nature of the product and larger dollar amounts of individual loans. As the competition for commercial loans increases throughout 1999, with banks looking to continue past growth trends in their loan portfolios, the Company does not intend to compromise its credit standards for the sake of loan growth.

Residential mortgage loans declined approximately $9.1 million or 6% in the first six months of 1999, from December 31, 1998 balances. This follows a 7% decline in residential mortgages for all of 1998. The Company, which became more active in the secondary market in 1998, sold approximately $10.7 million in long term fixed rate mortgages in the first six months of 1999 compared to $10.2 million in the same time period of 1998. The Company expects to continue to generate salable loans, with servicing retained throughout 1999 but due to the increase in mortgage rates over the past few months does not expect volumes experienced over the last six months of 1998.

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

As of June 30, 1999, nonperforming loans, defined as those loans which are on non-accrual or are 90 days or more past due and still accruing, totaled $1.873 million compared to $1.693 million at December 31, 1998. This increase in nonperforming loans is mainly due to increases in nonaccrual and past due residential mortgages which are sufficiently collateralized. Listed below is a schedule of the Company's nonperforming assets:

  (Amounts in thousands)                    June 30, 1999              December 31, 1998
--------------------------                  -------------              -----------------
Non accrual loans                                 $1,259                        $1,075
Accruing loans 90 days
     or more past due                                614                           618
                                                 -------                       -------
Non performing loans                               1,873                         1,693
Restructured loans in
     compliance with modified
     terms                                            46                            51
Other real estate owned                               --                            --
                                                 -------                       -------
Total nonperforming assets                        $1,919                        $1,744
                                                 =======                       =======
Total nonperforming assets to
     total assets                                   0.23%                         0.21%

The following ratios provide additional information on the status of the loan portfolio:

                                                         As of                      As of
                                                     June 30, 1999              June 30, 1998
                                                     -------------              -------------

Loan deposit ratio                                        92.55%                    94.24%
Non performing loans to
  total loans                                               .37                       .46
Non performing loans to
  allowance for loan losses                               23.24                     31.08
Allowance for loan losses
  to total loans                                           1.59                      1.49
Net charge-off to average
  loans                                                     .22                       .29
Net charge-offs ($000)                                   $1,076                    $1,428

Shown below is a summary of the allowance for loan losses:

                                           For the six           For the six
                                          months ended           months ended
 (Amounts in thousands)                   June 30, 1999          June 30, 1998
------------------------                  -------------          -------------

Balance at the beginning of period            $7,789                $7,524
Provision charged to operating expense         1,350                 1,452
Recoveries of loans charged off                  414                   353
Losses charged to allowance                   (1,490)               (1,781)
                                              ------                ------
Balance at end of period                      $8,063                $7,548
                                              ======                ======


Information required under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" is as follows for the six months ended June 30:

                                                     1999               1998
                                                     ----               ----

Principal amount of impaired loans                   $506               $928
Allowance allocated to impaired loans                  --                351
                                                     ----               ----
Portion for which no allowance is allocated          $506               $577
                                                     ====               ====

Average investment in impaired loans for
    the six months ended June 30:                    $544             $1,150
                                                     ====             ======

Total cash collected on impaired loans during the first six months of 1999 and 1998 was $71 thousand and $55 thousand, respectively; $65 thousand was credited to the principal balance outstanding and $6 thousand was credited to interest in the first six months of 1999, while $53 thousand was credited to the principal balance outstanding and $2 thousand was credited to interest in the same time period in 1998. Interest that would have been accrued on impaired loans in the first six months of 1999 and 1998 was $21 thousand and $67 thousand, respectively. The amount of interest income recognized during the first six months of 1999 and 1998 was $6 thousand and $2 thousand, respectively.

Provision for Loan Losses

The policies of the company provide for loan loss reserves to adequately protect the Company against reasonably probable loan losses consistent with sound and prudent banking practice. In determining the monthly provision for loan losses and the adequacy of the loan loss reserve, management reviews the current and forecasted economic conditions and portfolio trends. The primary focus is placed on current problem loans, delinquencies and anticipated charge-offs. As of June 30, 1999, all loans classified for regulatory purposes do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

The provision for loan losses charged to expense during the first six months of 1999 was $1.350 million, a decrease of $102 thousand from the 1998 first six month provision. Net charge-offs declined $351 thousand or 25% in the first six months of 1999 compared to the same period in 1998. Net charge-offs on commercial loans totaled $19 thousand for the first six months of 1999 compared to $474 thousand for the same period in 1998. Net charge-offs on residential real estate loans increased by $113 thousand in the first six months of 1999 compared to the same period in 1998 while consumer loan net charge-offs were approximately the same for each period.

It is anticipated that some of the amounts charged-off in the first six months will be collected in the future and will be added to the allowance for loan losses. The timing and amounts of these collections are uncertain at this time.

As of June 30, 1999 the allowance for loan losses totaled $8.063 million or 1.59% of total loans, compared to $7.789 million or 1.59% of total loans at December 31, 1998. While the allowance for loan losses has increased $274 thousand in the first six months of 1999 the $16.803 million increase in loans has resulted in the allowance to loan ratio remaining at 1.59%. This area will continue to be monitored closely over the remainder of the year as the Company continues to evaluate the adequacy of the allowance for loan losses with future provisions to the allowance being dependent upon the growth and quality of the loan portfolio. As a result of possible changes in economic conditions there can be no guarantee that the level of the provision or allowance for loan losses will not be increased by the Company.

Deposits

Total deposits at June 30, 1999 decreased $7.012 million or 1% from December 31, 1998 deposit balances of $555.407 million. While actual deposits have decreased in the first six months of 1999, average deposits for the period totaled $547.688 million, a $4.554 million increase over average deposits for the same period in 1998. The decrease in deposits was the result of consumers continuing to move their funds from the banking industry into stocks, mutual funds or other investment products that tend to offer higher returns. Competitive pressures from within the banking and savings and loan industries to increase market share are making it much more difficult to retain deposits. To address these competitive pressures the Company intends to focus on customer retention and deposit growth over the remainder of 1999 through marketing promotions, competitive deposit pricing, customer service initiatives and customer Year 2000 awareness.

The Company's repurchase agreements at June 30, 1999 decreased $21.500 million from December 31, 1998 balances. This decrease resulted when a local public fund entity reinvested a portion of their funds through the Company's Trust department and withdrew the remainder to cover various operating needs.

Balances in the Company's Corporate Investment accounts, which are overnight "Sweep" repurchase agreements remained a stable source of funds throughout the first six months of 1999. While these type of accounts are considered more volatile than traditional deposit liabilities, management believes they provide a strong base of funds, which allows the Company to support loan growth and expand its investment security portfolio. Corporate Investment accounts are expected to remain a stable source of funds for the Company throughout 1999 as existing relationships expand and new customers are solicited.

Liquidity and Capital

It is a primary objective of the Company to maintain a level of liquidity deemed adequate to meet the expected and potential funding needs of loan and deposit customers. It is the Company's policy to manage its affairs so that the liquidity needs are fully satisfied through normal bank operations. Short term investments (Federal funds sold) and short term borrowings (Federal funds purchased, repurchase agreements, U.S. Treasury demand notes and Federal Home Loan Bank advances) are used primarily as cash management and liquidity tools. Short term Federal fund lines totaling $60 million have been established at the Company's correspondent banks. When loan demand increases at a faster rate than deposit growth it may be necessary to manage the available for sale portion of the investment portfolio to meet that demand, or to sell conforming residential mortgages on the secondary market. At June 30, 1999, and December 31, 1998, $1.658 million and $3.275 million of residential mortgage loans were designated as held for sale, respectively. At June 30, 1999, $274.523 million of the investment portfolio was classified as available for sale. This classification will afford the Company's Asset/Liability Committee the flexibility to manage the portfolio to meet any liquidity needs that may arise.

An additional source of liquidity is derived from the Federal Home Loan Bank of Cincinnati (FHLB). The FHLB provides short term funding alternatives with a remaining available line of credit of $41.250 million and funding for one-to-four family residential mortgage loans and allows the Company to better manage its interest rate risk. The Company had $16.692 million outstanding in FHLB borrowings at June 30, 1999, compared to $17.191 million at December 31, 1998.

Total capital accounts have grown $710 thousand or 1% in the first six months of 1999. This increase reflects retained earnings less dividends paid and also reflects a $3.801 million unrealized loss, net of deferred taxes, on the available for sale investment portfolio for the first six months of 1999. Dividends paid in 1999 year to date were $3.276 million or $.52 per share compared to $2.646 million or $.42 per share for the same period in 1998. Book value per share as of June 30, 1999 was $15.40 per share compared to $15.29 on December 31, 1998.

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 1999, the Company's leverage, Tier 1 and total risk-based capital ratios were 12.13%, 18.59% and 19.84%, respectively, compared to 11.78%, 18.91% and 20.16%, respectively, at December 31, 1998. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations. The Company's risk-based capital ratios are well above the regulatory minimums due to the capital strength and low risk nature of the balance sheet and off balance sheet commitments. The structure of the Company's balance sheet is such that nearly all of the investment portfolio is invested in U.S. Government obligations or other low risk categories, and approximately 20% of the loan portfolio is invested in one-to-four family residential mortgage loans which have a 50% risk weight assessment. It is the Company's intent to prudently manage the capital base in an effort to increase return on equity performance while maintaining necessary capital requirements to maintain the "well capitalized" classification.

                         MAHONING NATIONAL BANCORP INC.
                 SUMMARY OF AVERAGE BALANCES AND INTEREST RATES
                              TAX EQUIVALENT BASIS

                                                       FOR THE SIX MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                            JUNE 30, 1999                             JUNE 30, 1998

(Amounts in thousands)                        AVERAGE                      AVERAGE         AVERAGE                        AVERAGE
                                              BALANCE         INTEREST    RATE% (2)        BALANCE       INTEREST        RATE% (2)
                                           ----------------------------------------     --------------------------------------------
INTEREST YIELDS
Loans                                        $ 495,600       $  21,430       8.72         $ 495,456      $  21,823            8.88
Investment securities(1)                       269,611           8,039       6.01           245,328          7,486            6.15
Other earning assets                             3,493              84       4.76            11,029            304            5.48
                                           ----------------------------------------     --------------------------------------------
   Total return on earning assets              768,704          29,553       7.75           751,813         29,613            7.94

INTEREST COSTS
Interest bearing deposits:
   Savings deposits                            271,804           2,386       1.77           274,004          2,885            2.12
   Time deposits                               196,940           4,552       4.66           195,988          5,080            5.23
                                           ----------------------------------------     --------------------------------------------
     Total interest bearing deposits           468,744           6,938       2.98           469,992          7,965            3.42

Federal funds purchased                          8,166             202       4.92             4,514            126            5.57
Repurchase agreements                          128,684           2,700       4.23           136,695          3,109            4.59
Short term borrowings                            5,308             116       4.36             7,740            202            5.17
Long term borrowings                            16,977             431       5.12             8,806            229            5.24
                                           ----------------------------------------     --------------------------------------------
     Total interest bearing liabilities      $ 627,879       $  10,387       3.33         $ 627,747      $  11,631            3.73


Interest spread                                              $  19,166       4.42                        $  17,982            4.21
                                                             ======================                      ==========================
AS A PERCENT OF AVERAGE EARNING ASSETS
   Total return on earning assets                                            7.75                                             7.94
   Total interest cost                                                       2.72                                             3.12
                                                                       ----------                                        ----------
     Net Interest Margin                                                     5.03                                             4.82
                                                                       ==========                                        ==========

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
                  None

Item 6(a) -       Exhibits

                  (27)     Financial Data Schedule

Item 6(b) -       Reports on Form 8-K
                  Form 8-K dated June 14, 1999 announced the Agreement and Plan of Merger dated June 6, 1999 by and between Sky Financial
                  Group, Inc. and Mahoning National Bancorp, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the six months ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:        August 9, 1999                   Mahoning National Bancorp, Inc.
       --------------------------




                                              /s/ Gregory L. Ridler
                                              ----------------------------------
                                              Gregory L. Ridler
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer





DATE:        August 9, 1999                   /s/ Norman E. Benden, Jr.
       --------------------------             ----------------------------------
                                              Norman E. Benden, Jr.
                                              Secretary and Treasurer